Form 10KSB
period 1999-12-31
BEVERLY HILLS LTD INC
filed 2000-06-19
CIK 1100392

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to ___________.

Commission File Number:   000-28523
                          ---------

                            BEVERLY HILLS LTD., INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)

State of Utah                                                   87-0281305
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 16 N. Fort Harrison, Clearwater, Florida 33755
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (727) 298-8771
                          ----------------------------
                          Registrants telephone number

Securities to be registered pursuant to Section 12(b) of the Act: None Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.
[ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [ X ]

State registrant's revenues for its most current fiscal year  $1,319,402
                                                              ----------

As of June 7, 2000, the aggregate value of the registrant's voting stock held by non-affiliates was $14,142,645 (computed by multiplying the last reported sale price on June 7, 2000 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such person are affiliates of the registrant).

At June 7, 2000, 16,075,957 shares of Common Stock were outstanding, which is the registrant's only class of common stock.

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

BUSINESS

Company

         Beverly Hills is a diversified Internet commerce company focusing on building market share in the recreation, media and merchandising business through the development of leisure apparel, golf merchandise, media, travel and Internet sales, including tee time reservations, web advertising, sales sites and related e-commerce businesses.

         Beverly Hills, owns 97% of Focused Media Limited, which owns 100% of Ireland based Global Golf Limited (www.globalgolf.com), an international tee time reservation system. Global Golf offers information pertaining to golf courses, accommodations and dining, among other things. The Global Golf web site currently receives approximately 1,000,000 hits per month and Beverly Hills estimates that the number of hits is increasing at a rate of 20% per month. Global Golf provides information and tee time services for golf courses in many states in the USA including Florida, South Carolina, Nevada, Virginia and Illinois. In Europe Global Golf covers courses in Ireland, England, Scotland, Wales, Spain and Portugal. Global Golf has also expanded into the Far East with clients in Malaysia, Thailand and Singapore. Utilizing the Global Golf web site, golfers can view in detail the courses to play, book tee times on-line, check accommodations in the area, access tour operators who provide a service to that destination and decide upon restaurants or local places of interest to visit. Global Golf has developed its own proprietary tee reservation software and plans to provide the software to the golf courses that participate in its Internet reservation system. Beverly Hills expects revenue to be derived from Global Golf's operations through commissions paid by the golf courses, primarily as percentage of green fees, and advertising income.

         In addition to providing online golf-related information and tee time services, Beverly Hills has established Beverly Hills Charity Auction Online (www.BHAuction.com), one of the industry's first Internet based companies to offer celebrity/charity auctions over the Internet. Beverly Hills Charity Auction Online acts as a medium through which charities can raise funds by reaching the millions of consumers that have access to the Internet. We expect this service offering to generate revenue for Beverly Hills through commissions on sales of auctioned items. We believe that this operation will not only be of value to Beverly Hills but to charities worldwide seeking unique fundraising opportunities.

         In January 1999, Beverly Hills acquired all of the stock of Golf Shoes Plus, Inc. (www.golfshoesplus.com), a retailer of high-quality name brand golf shoes sold over the Internet and in retail stores. Also in January 1999, Beverly Hills acquired all of the stock of Pro's Edge Wholesale, Inc., a wholesaler of quality name brand golf accessories. Pro's Edge also manufactures "The Big Smoke Driver" a patent-pending Titanium alloy oversized driver that is being sold via the Internet (www.thebigsmoke.com).

         In March 1999, Beverly Hills entered into an agreement to acquire Briar & Wood, Inc., the publisher of The Golfer Magazine for cash. Beverly Hills did not pay the cash purchase price. The transaction was abandoned by Beverly Hills on May 10, 2000 and is not recorded as of December 31, 1999. During 2000, depending on Beverly Hills' ability to finance acquisitions, Beverly Hills may reconsider the acquisition of Briar Wood and other media properties in golf and golf related fields.

         Beverly Hills intends to continue future acquisitions of the Internet and other companies that fit Beverly Hills' general acquisition criteria. However, currently, Beverly Hills does not have a fixed source of capital to finance such future acquisitions. In this respect, the Company intends to accomplish its acquisition plans by exchange of Beverly Hills stock alone. There is no assurance given as to the trading price or liquidity of Beverly Hills' common stock. Low trading price or poor liquidity of the Company's common stock may adversely affect the Company's ability to engage in future acquisitions and to accomplish its growth objectives.

Corporate History

         Beverly Hills Ltd., Inc. was first incorporated in Utah on, April 29, 1939 as Ophir Queen Mines Company. On June 15, 1974 Ophir Queen Mines Company changed its name to Hawk International. The Company had substantial operations until March 15, 1996 when the Company discontinued operations and entered the development stage. Hawk International changed its name to Beverly Hills Country Club on February 28, 1998 when it acquired HMW Golf d/b/a the Hanlon Group. Beverly Hills Country Club then changed its name to Beverly Hills Ltd., Inc. on August 13, 1998.

Strategies


         Key strategic factors in establishing brand recognition and fostering growth for our Internet-based businesses include:

          o    Mintaining an upscale quality to all facets of our web sites;

          o Covering all facets of upscale golf apparel, quality merchandising, tee times, travel and hospitality, golf information, and charity links to maximize each web site's drawing power;

          o    Partnering with businesses with broad market exposure;

          o    Partnering with industry leading technology providers;

          o Building and maintaining additional relationships inside and outside of the golf industry to further the objectives of Global Golf and the overall Beverly Hills Ltd. business plan; and

          o Acting with speed and decisiveness to stay ahead of our competitors.

         As part of the Beverly Hills' overall business strategy, we intend to integrate our Global Golf Internet business with our other product and service offerings such that consumers will have easy access to online golf course information and tee time reservations, golf merchandise and charity auction events. We expect future revenue to be generated through a combination of retail sales, transaction fees, and advertising revenue from the various web sites. We expect to increase the rates we charge for advertising on our web sites as the numbers of visits to these sites increases. Also, we anticipate that in the future we will be able to build an enormous database of visitors to our web sites that can be used for other marketing opportunities. Beverly

Hills plans to continue to look for possible acquisition or partnering candidates whose businesses fit synergistically with our current operations.

Global Golf Business

         The Global Golf Division of Beverly Hills has been organized to create an integrated blend of businesses that provide Beverly Hills with multiple sources of revenue and, when combined, become a unique and powerful drawing card to the Global Golf e-commerce site, www.globalgolf.com. Services or areas of business expertise needed by the company, that fall outside of the main focus of Global Golf, are being pursued through strategic partnerships. Some areas where this approach is being pursued include marketing, technology and fulfillment. Global Golf's strategy of involving strategic partners in key areas allows the company to remain flexible and lessens drag on resources. Management believes that the combination of the integrated businesses, brand identity, strategic partners and technology will provide Global Golf with key competitive advantages in the marketplace.

         Although the terms "portal" or "destination site" are used frequently in the Internet market, Global Golf recognizes that branding and the combination of services and products offered are the keys to actually achieving true "portal" status. Other Beverly Hills subsidiaries provide Global Golf with building blocks that help differentiate the site and provide the foundation for Beverly Hills' expected revenue growth. They are also stepping stones to a much broader business vision surrounding the Global Golf brand.

         Beverly Hills indirectly owns Ireland based Global Golf and www.globalgolf.com, a site that was originally designed as an international tee time reservation system but has since been significantly enhanced. The site offers information on where to play, where to stay, where to eat, related recreational activities and other information. The Global Golf website currently receives over 1,000,000 hits per month and is increasing at 20% per month.

         Global Golf now covers many states in the USA including Florida, South Carolina, Nevada, Virginia and Illinois. In Europe Global Golf covers Ireland, England, Scotland, Wales, Spain and Portugal. Global Golf has also expanded into the Far East with clients in Malaysia, Thailand and Singapore. Golfers can view in detail the courses to play, book tee times, check for accommodations in the area on-line, access tour operators who provide a service to that destination and decide upon restaurants or local places of interest to visit. Global Golf has developed its own proprietary tee reservation software and will give the software to the golf courses that join their Internet reservation system.

         The business goal, then, is to establish Global Golf as the premier website for golf and the dominance of the Global Golf brand, which is expected to be measured by the quantity and quality of viewers drawn to the site, the number and dollar value of transactions conducted, overall prestige of the site as (partially) reflected in related website advertising, and strategic referral relationships.

In addition, the Company is negotiating for additional financing which may involve the transfer or issuance of interests in Global Golf. Beverly Hills has also entered into agreements to own and operate freestanding stores in high traffic locations such as airports, by assuming leases of existing golf merchandise stores. The Company has agreed to assume the $150,000 line of credit and has agreed to issue them 250,000 restricted shares of Beverly Hills' stock and one and one half percent ownership of Global Golf, the agreement may be terminated if Beverly Hills does not secure a minimum of $2,500,000 in funding by July 31, 2000. Future transactions may also involve the transfer of interest in Global Golf. The Company does not anticipate reducing its ownership in Global Golf below a majority. There can be no assurance that any or all of these transactions will be consummated. If Beverly Hills does not obtain sufficient financing for Global Golf, Beverly Hills' Global Golf business would suffer significant adverse effects.

Key Strategies

         The key strategic factors in establishing www.globalgolf.com as the premier golf website and the powerful Global Golf brand include the following:

          o    Maintaining an upscale quality to all facets of the site.

          o    Having a strong name for branding, i.e. Global Golf.

          o Covering all facets of upscale golf apparel, quality merchandising, tee times, travel and hospitality, publishing, golf information, and charity links to maximize the drawing power as well as "stickiness" to the site.

          o    Partnering with marketing strength to maximize quality exposure.

          o Partnering with technological strength to ensure state-of-the-art technology platforms as well as expertise in e-commerce.

          o Building and maintaining additional myriad relationships inside and outside of the golf world to further the objectives of Global Golf and the overall Beverly Hills Ltd. business plan.

          o Acting with speed and decisiveness (within the business plan structure) to stay ahead of the competition in the torrid net climate.

          o Focusing on opportunities in an effort to increase revenues AND ensure profitability.

Revenues

         It is clear that sustainability of a business in the Internet marketplace will depend on many factors. But actually, the final arbiter of which businesses survive is profitability. Price competition on wholesale and retail goods will be, and is already, fierce. Margins are razor thin, and in some cases, many products are being sold at a loss. Beverly Hills' Global Golf business model seeks to avoid the necessity of selling merchandise at a loss as a means to attract web site viewers and users.

         The Global Golf business model attempts to achieve relief from this unprofitable scenario by participating in revenues at each leg of a transaction. All business conducted at the site is subject to transaction fees, whether it is the sale of a pair of brand name golf shoes or the booking of a destination golf weekend in Scotland. But Beverly Hills also owns the businesses that help make the web site a valuable place to visit. The sale of brand name golf shoes translate into revenue for the company through our Golf Shoes Plus, Inc. subsidiary. All are sources of revenue for the company. We will be establishing price points, determining specials, creating frequent buyer programs and combination offers which we expect will maintain the margins we deem necessary to remain profitable and viable.

         As the number of visitors to the site increases so does the value of advertising on the Global Golf site. The site is designed to allow visitors to survey the geographic area surrounding a destination golf course. After booking your reservation through the tee-time reservation system a customer might be interested in the accommodations or restaurants nearby. There are estimated to be 36,000 golf courses around the world. As Global Golf adds more golf course clients to its reservation system, the opportunity to derive revenue from ancillary advertisers such as local restaurants, entertainment venues, hotels and related leisure activities is expected to increase. This source of revenue, though inexpensive for the individual advertiser, can become significant for the site.

         The combined revenue sources from Global Golf are expected to come from:

          1)   Transactional fees at the web site for product sales

          2) Revenue from products sold by subsidiaries (linked to www.globalgolf.com)

          3)   Regional and national banner advertising revenue

          4)   Tee-time reservation fees

          5) Advertising associated with specific destinations (i.e. restaurant & hotel)

         It is our plan that the breadth and scope of the site, when complete, will increase loyalty to the site and reduce our susceptibility to "bargain hunter" shopping which is widespread on the Internet. This coupled with unique product offerings, such as original golf art and specially licensed products not available elsewhere, is expected to provide an additional buffer from the zero margin trend that is impacting many Internet businesses. Value added no-fee services such as chat rooms with your favorite Golf Pros, helpful hint sections, etc. are also under consideration to help increase customer loyalty and traffic. Finally, special programs rewarding loyalty or repetitive business are planned in an effort to encourage frequent visits and discourage "surfing" to other sites. Programs such as these will be implemented where appropriate.

Golf Related Businesses

         Beverly Hills owns Golf Shoes Plus (GSP) (www.golfshoesplus.com), a retailer of high-quality name brand golf shoes sold over the internet and in retail stores, and Pro's Edge Wholesale, Inc. (PEW) a wholesaler of quality name brand golf accessories. PEW also manufactures "The Big Smoke Driver" a patent-pending Titanium alloy oversized driver that is being sold via the Internet (www.thebigsmoke.com) and through advertisements in the Wall Street Journal. Through December 31, 1999 most of Beverly Hills' revenue was from the retail sale of golf merchandise at retail stores, Golf Shoes Plus had 1999 revenues of approximately $719,000. Internet sales accounted for approximately $298,000 of the total sales.

         All Global Golf internet businesses will be networked together so that consumers will have easy access to the retail sales locations and corporate information sites. This is expected to generate income for Beverly Hills both through retail sales, transaction fees, and advertisements on the various Web sites. As the numbers of visits to these sites increases it is expected that the rates that can be charged for advertising will also increase. Also, Beverly Hills expects to build a database of visitors to the sites that can be used for other marketing opportunities.

Employees

         As of December 31, 1999, Beverly Hills employed approximately 30 full-time employees and 5 part-time employees. Management considers relations between the Company and its employees to be good.

Marketing

         Beverly Hills intends to focus its promotional efforts on mass media, the Internet and public relations to create product and service awareness in order to develop a broader user base. This advertising campaign is intended to raise general awareness of the Beverly Hills Auction, Global Golf, Golf Shoes Plus and such other brands and trade names as Beverly Hills may develop or acquire. This advertising campaign is intended to raise consumer awareness through the placement of television, print and radio advertising. Through Global Golf's former relationship with CNBC Sports International many 30 second television commercials ran during the broadcast of European and Asian golf tournaments. Beverly Hills also acquired prepaid print media advertising in major airline magazines in exchange for 600,000 shares of Beverly Hills Common Stock which was delivered in June, 2000. The seller estimates the value of such advertising to be $2.4 million. Beverly Hills has entered into an advertising agreement with Sports By Line, a leading sports talk radio show carried in over 200 U.S. affiliates in 140 countries through the Armed Forces Network to provide 30-60 second spots during prime time talk shows. The agreement also includes 3,000,000 banner ad impressions in the Sports Byline USA Website and CBS Sports Byline Website. The advertising was valued by Sports Byline to be approximately $2,011,000. Beverly Hills intends to continue and expand its promotional efforts in order to reach a larger targeted audience.

Trademarks and Patents

         Beverly Hills and its subsidiaries have no patents or trademarks. Beverly Hills' Pro Edge Wholesale, Inc. has filed a patent application for the Big Smoke Driver. Beverly Hills has the following existing Internet Domain names which are used in its business:

                alumniave.com                               eterrain.com
                alumniavenue.com                            globalgolf.com
                bevelryhillsauction.com                     globalgolfart.com
                beverlyhillsartgallery.com                  globalgolfstore.com
                beverlyhillsgallery.com                     globalgolfsuperstore.com
                bhauction.com                               golfshirtsplus.com
                bhccauction.com                             golfshoesplus.com
                bhchats.com                                 onlineteetime.com
                bhltd.com                                   onlinettime.com
                bhltdart.com                                supportyourcollege.com
                bigsmoke.com                                thegolferonline.com


         Beverly Hills and its subsidiaries have applied for registrations for "Global Golf", Beverly Hills Charity Auction", Beverly Hills Limited" and "Auction.Com."

         In addition, in May 2000, Beverly Hills acquired the rights to use various logos of prestigious golf clubs located in Scotland, Ireland, England, countries in the Pacific Rim and other nations which Beverly Hills intends to use for golf merchandising.

Suppliers

         Beverly Hills employs services of a number of suppliers whose services range from providing high speed Internet access to financial and other news content providers. Among many service providers are the following companies:

         Digital Nation is the ISP (internet service provider) for the Beverly Hills Auction.

         Mindspring/Exite is the ISP for Global Golf.

         Opensite provides auction software and support to Beverly Hills Charity Auction.

         Credit Card International and Cybercard provide Internet credit card processing and security services to Beverly Hills Auction sites.

         Vario, Inc. provides software that creates a virtual shopping cart on each of Beverly Hills retail sites.

RISK FACTORS

         An investment in Beverly Hills involves a high degree of risk. You should consider an investment in Beverly Hills only if you can afford to lose your entire investment. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating an investment in our common stock. When used in this report, the words "expect," "anticipates," "intends" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below and elsewhere in this report. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors discussed below and elsewhere in the report.

We Have Recently Implemented a New Business Plan and We Anticipate Operating Losses in the Near Term


         Beverly Hills commenced its current business operations in February 1998. Accordingly, we have little meaningful operating history upon which an evaluation of our business and its prospects can be based. Although the corporate entity has been in place for many years, because we have implemented a new business plan, Beverly Hills business and it's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. In the foreseeable future, we will be required to among other things:

          o    attract, retain and motivate qualified personnel;

          o    implement and successfully execute our business strategy;

          o    respond to competitive developments;

          o    develop and market additional products and services; and

          o    develop and enhance its existing product and services.

         There can be no assurance that we will be successful in addressing these business requirements. In addition, our limited operating history makes the prediction of future overall results difficult or impossible. We expect to incur substantial expenses related to the development of our business, marketing activities and personnel, among other things. We expect to incur net operating losses in the foreseeable future. There can be no assurance that we will be able to achieve and maintain profitability.

We are Uncertain Whether the Market Will Accept our Internet-based Product and Service Offering and the Size of the Market for our Products and Services is Unknown

         In order to achieve anticipated growth rates, our products and services must achieve broad market acceptance. There can be no assurance that the market acceptance attained by our existing products will be sustained or will grow. In addition, we cannot guaranty that future products and services will . Because the market for golf-related products and services of the type offered by us is constantly changing, we are unable to accurately estimate the commercial viability and market demand for the range of products and services offered by us. We believe that the current market for golf-related products and services utilizing Internet technology is in an early stage of growth. However, we can give no assurance that the market will in fact grow at the rates projected by us, or at all. If that market does not grow rapidly, or if we are not able to obtain sales from growth in that market, we will incur substantial operating losses. Moreover, as the novelty of golf- and leisure-related products and services delivered via Internet technology diminishes over time, we may not be able to retain customers. We will be required to invest substantial resources in developing awareness of and confidence in our on-line products and services and there can be no assurance that we will have the resources necessary to be successful.

Our Success Depends on Our Key Executives

         Our business depends on the continued efforts of our key technical employees and managers. We cannot guarantee that any individual will continue in his or her present capacity with us for any particular period of time. In addition, at this time we do not maintain "key person" life insurance policies on the lives of any of our personnel.

Our Business Could be Hurt By Competition

         We will compete with other golf products and services providers and other Internet vendors. In addition, the market for Internet services is highly competitive and competition is expected to increase significantly due to anticipated growth of the Internet as a means of communication and commerce. There are no effective barriers that will prevent a potential competitor from entering the market. Current providers of golf-related products and services may decide to provide these products and services over the Internet and compete directly with us. If so, many of our competitors would have greater financial, development, technical, marketing and sales resources than we have and would have greater expertise and established brand recognition. In addition, there can be no assurance that our competitors will not develop products and services that are superior to our products and services or that achieve greater market acceptance than our products and services.

Risk of Inaccuracy of Projections and other Forward-Looking Statements

         This report contains certain forward-looking statements, including, among others:

              o Our ability to execute our business strategies and generate revenues from our Internet-based operations; and

              o Our ability to finance future growth and possible acquisitions through the issuance of shares of our common stock.

         These forward-looking statements are based upon a number of assumptions and estimates that, while considered reasonable by us when taken as a whole, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, many of which will change. It can be anticipated that some or all of the assumptions underlying the projections and forward-looking statements included herein will not materialize or will vary significantly from actual results. Accordingly, it can be expected that actual results will vary from the projections and that such variations, in all likelihood, will be material and are likely to increase over time.

         In addition to the other risks described elsewhere in this Risk Factors discussion, important factors to consider and evaluate in such forward-looking statements include:

         o changes in the external competitive market factors or in our internal budgeting process which might impact our results of operations;

         o    unanticipated working capital or other cash requirements; and

         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our targeted market.

         In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, we cannot give assurance that the forward-looking statements contained in this report will in fact transpire.

Limited History of Operations; History of Losses

         Beverly Hills and its subsidiaries have only a limited history of operations with periods of net operating losses. During the year ended December 31, 1998, Beverly Hills experienced a loss from its operations in the amount of $895,032 and during the year ended December 31, 1999 the net loss was $8,137,893. Beverly Hills' operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise in a competitive field of Internet start-up companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance of its concepts, market awareness, its ability to expand its network of participating Internet companies, reliability and acceptance of the Internet commerce, dependability of its advertising and recruiting network, and general economic conditions. There is no assurance that Beverly Hills will achieve its expansion goals and the failure to achieve such goals would have an adverse impact on it.

Adverse Economic Conditions or a Change in General Market Patterns

         A weak economic environment could adversely affect Beverly Hills sales and promotional efforts. General economic conditions impact Internet based and related commerce and demand and interest for Beverly Hills' Internet services may decline at any time, especially during recessionary periods. Many factors beyond Beverly Hills' control may decrease overall demand for Internet portal services including, among other things, decrease in the entry costs by other similarly situated companies, increase in the overall unemployment rate, additional government regulation. There can be no assurance that the general market demand for Internet portal services and related fields will remain the same or will not decrease in the future.

Reliance on Future Acquisitions Strategy

         Beverly Hills expects to continue to rely on acquisitions as a primary component of its growth strategy. Beverly Hills regularly engages in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that Beverly Hills will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that Beverly Hills will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into Beverly Hills' existing infrastructure or to operate profitably. There is also no assurance given as to Beverly Hills' ability to obtain adequate funding to complete any contemplated acquisition or that such acquisition will succeed in enhancing Beverly Hills' business and will not ultimately have an adverse effect on Beverly Hills' business and operations.

Lack of Continued Development of E-Commerce Market

         The use of the Internet and the World Wide Web for commercial purposes is expanding dramatically. There is no assurance, however, that as increased commerce takes place on the Internet that unforeseen overloads, lack of sufficient hardware, telephone availability or other problems may develop. In addition, consumer use of the Internet for purchases, banking, and other commercial uses may decline for any number of reasons such as security problems, overload difficulties, shopping trends, or slow Internet access. These difficulties may undermine Company's expansion and promotional efforts. There is no assurance that Beverly Hills will be able to successfully overcome these difficulties and maintain its competitive pricing and services.

Loss of Beverly Hills Key Employees May Adversely Affect Growth Objectives

         Beverly Hills success in achieving its growth objectives depends upon the efforts of Marc Barhonovich as well as other key management personnel. Their experience and industry-wide contacts significantly benefit Beverly Hills. The loss of the services of these individuals could have a material adverse effect on Beverly Hills business, financial condition and results of operations. There is no assurance that Beverly Hills will be able to maintain and achieve its growth objectives should it lose any of its key management members' services.

Competition From Larger and More Established Companies May Hamper Market Ability

         The competition in the Internet and electronic commerce industry is intense. Large and highly fragmented, this industry hosts a number of well-established competitors, including national, regional and local companies possessing greater financial, marketing, personnel and other resources than Beverly Hills. There is no assurance that Beverly Hills will be able to market or sell its products if faced with direct product and services competition from these larger and more established Internet portal services providers.

Failure to Attract Qualified Personnel

         A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on Beverly Hills' business, financial condition and results of operations. Beverly Hills' business is dependent upon its ability to attract and retain highly trained and qualified technical personnel and corporate management. There is no assurance that Beverly Hills will be able to employ a sufficient number of qualified training personnel in order to achieve its growth objectives.

Issuance of Future Shares May Dilute Investor Share Value

         The Certificate of Incorporation, as amended, of Beverly Hills authorizes the issuance of 50,000,000 shares of common stock and 25,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common stock and/or all or part of the preferred stock may result in substantial dilution in the percentage of Beverly Hills' common stock held by its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by Beverly Hills. The issuance of Beverly Hills shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for Beverly Hills' common stock.

Penny Stock Regulation

         Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Beverly Hills' securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell Beverly Hills' securities. The foregoing required penny stock restrictions will not apply to Beverly Hills' securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of Beverly Hills' securities will reach or maintain such a level.


ITEM 2. PROPERTIES

         Beverly Hills' executive office is located at 16 N. Fort Harrison, Clearwater, Florida 33755. Pro's Edge Wholesale occupies 1850 Boyscout Drive, Unit 209, Ft. Myers, Florida 33907. Golf Shoes Plus occupies 1850 Boyscout Drive, Unit 111, Ft. Myers, Florida, 33907. Beverly Hills Charity Auction is located at 2320 US Highway 19, Holiday, Florida 34691. Global Golf has offices at Unit 27 Templemore Business Park, Northland Road, Derry, North Ireland BT4800LD.


ITEM 3. LEGAL PROCEEDINGS

Litigation

         Beverly Hills, Marc Barhonovich, Steven Velte and Michael Hanlon, an officer of Global Golf, are defendants in an action pending in the United States District Court for the Northern District of Georgia brought by CNBC Sports International Limited. The parties have settled this matter and it will be dismissed upon Beverly Hills fully performing its obligations under the terms of the settlement agreement.

         Beverly Hills and one of its stockholders, Lehigh Enterprise, Ltd. are plaintiffs in a lawsuit against Friss Asset Management Company, an associated individual, Irvin Freedman, The Grand Master Company, Chautauqua Asset management Company, and New Generation Polymers, LLC which is pending in the U.S. District Court for the Middle District of Florida, Tampa Division, Civil Case No. 99-2286-CIV-26C. This lawsuit arises out of (a) certain abortive acquisition transactions, pursuant to which Beverly Hills would have acquired various companies, including The Grand Master Company, Chautauqua Asset Management Company, and New Generation Polymers, LLC, in exchange for stock and capital funding to be provided by Beverly Hills to each of the companies to be acquired; and (b) an abortive financing transaction pursuant to a separate agreement between Lehigh and Friss, in which Lehigh agreed to furnish 1,600,000 of its shares in Beverly Hills to Friss as consideration for $8,000,000 of capital funding to be provided by Friss to Beverly Hills.

         Beverly Hills declined to conclude the acquisition transactions because information and documentation necessary and material to the transactions, and which were to have been provided pursuant to the acquisition agreements, were never forthcoming, and because the companies to be acquired were found by Beverly Hills not to be as represented. Lehigh declined to transfer any of its shares in Beverly Hills to Friss because of the foregoing, and because Friss did not provide $8,000,000 in capital funding to Beverly Hills as agreed.

         In the lawsuit, Beverly Hills seeks to rescind the relevant acquisition agreements and the agreement between Beverly Hills and Friss, based upon fraud in the inducement, and also seeks damages for breach of each of those agreements. The defendants have filed counterclaims in which they allege breach of the subject agreements by Beverly Hills and seek monumental damages totaling $128,000,000. Beverly Hills believes the counterclaims to be wholly without merit or subject to valid defenses based upon, among other things, fraud in the inducement and material breaches by the opposing parties. The lawsuit is now in the discovery phase.

         On January 26, 1999, Beverly Hills concluded its acquisitions of two of its present subsidiaries, Golf Shoes Plus, Inc. and Pro's Edge Wholesale, Inc.(respectively, "GSP" and "PEW") from their former shareholder, Randall J. ("Hap") Personett. Beverly Hills has certain outstanding obligations, in cash and also, 232,335 additional (restricted) shares of Beverly Hills's common stock, representing the balance of the consideration which it agreed to pay for GSP. Beverly Hills believes the cash portion of its remaining obligation to Mr. Personett for the acquisition of GSP to be in the approximate amount of $185,000.

         Mr. Personett has also asserted that he is entitled to (a) payment by Beverly Hills of unpaid salaries pursuant to Beverly Hills's guarantee of his Employment Agreements with GSP and PEW; (b) payment by GSP and PEW of unpaid rents on business premises of which he is the lessor and GSP and PEW are the lessees; and (c) payment or reimbursement of other sums which he claims to have advanced to GSP and/or PEW or paid on their behalf since January 26, 1999. Beverly Hills has not been able to verify the validity of these claims, or the amounts which are owed.

         In the first of these lawsuits referenced above, GSP, PEW and Beverly Hills have sued Mr. Personett for breach of his Employment Agreements with GSP and PEW, and for breach of his fiduciary obligations to GSP, PEW and Beverly Hills, and seek both damages and injunctive relief. In the second (Mr. Personett's Circuit Court suit), Mr. Personett seeks damages against Beverly Hills for alleged breaches of the Stock Purchase Agreement relating to Beverly Hills's acquisition of GSP, including, principally, Beverly Hills's failure to pay the balance of the cash and stock representing the agreed consideration for that company. He also seeks to recover his alleged unpaid salaries from GSP, PEW and Beverly Hills. Finally, in the third (Mr. Personett's County Court suit), Mr. Personett seeks a judgment for possession of the business premises of which he is the lessor and GSP and PEW are the lessees; the imposition and foreclosure of a landlord's lien against GSP's and PEW's assets for unpaid rents; and other damages, together with interest, costs and attorney's fees.

         Among its defenses to Mr. Personett's claims, Beverly Hills, GSP and PEW have noted that Mr. Personett has continued to be in charge of the business operations of those corporations; and have asserted that any failures on the part of GSP and PEW to meeting their obligations for salaries and rents have been attributable to Mr. Personett's mismanagement, neglect and/or malfeasance.

         Notwithstanding that these lawsuits are being actively prosecuted and defended by both sides, there are continuing communications between the parties in an effort to achieve an amicable resolutions. Draft settlement agreements have been exchanged.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a Special Meeting of Stockholders on January 11, 2000, pursuant to written notice and the Company's bylaws. The total number of the Company's shares outstanding on December 21, 1999, the record date of the meeting, was 14,813,942, of which 8,302,191 were present, in person or by proxy. the following persons were nominated by management and each was elected to serve as director until the next annual meeting of stockholders:

         Marc Barhonovich
         Steve Velte
         Leon F. Willis, Jr.

         The following matters were submitted to stockholders and adopted by the requisite vote of a majority of the shares present and voting on the matter:

         1. To adopt, ratify and approve the Articles of Incorporation of the Corporation.

         2. To adopt, ratify and approve all prior Amendments to Articles of Incorporation, including the following amendments, which will be incorporated in amended and restated Articles of Incorporation:

         o Changing the name of the Corporation from Ophir Queen Mines Co. to Hawk International, Inc. to Beverly Hills Country Club, Inc. to Beverly Hills Ltd., Inc.

         o Changing the number of authorized shares to 50,000,000 shares of Common Stock, $0.001 par value per share.

         o Authorizing the Corporation to issue 25,000,000 shares of Preferred Stock, $0.001 par value per share, to be issued in such series and with such rights, preferences and designations as determined by the Board of Directors of the Corporation and the designation of 1,500,000 shares as Series A and 1,500,000 shares as Series B having the rights and preferences set forth in Exhibit B hereto.

         o Adopting limitations on the personal liability of directors as permitted by Utah corporation law.

         o Requiring the Corporation to indemnify directors, officers, employees and agents of the Corporation to the fullest extent permitted by Utah corporation law.

         o Eliminating an outdated requirement that the Corporation maintain its principal place of business in Salt Lake County, Utah.

         o    Giving the Corporation perpetual duration.

         o Making certain ministerial and conforming revisions to the Company's Articles of Incorporation in connection with the preparation of the proposed Amended and Restated Articles of Incorporation, consistent with the Utah Revised Business Corporation Act.

         3. To adopt, ratify and approve the Amended and Restated By-Laws of the Corporation which was adopted on January 13, 2000.

         4. To adopt, ratify and approve that the fiscal year of the Corporation end on December 31.

         5. To adopt, ratify and approve that the registered agent of the Corporation in the State of Utah be CT Corporation System with a registered office located at 50 West Broadway, Salt Lake City, Utah 84101 and that the registered agent in the State of Florida be Leon F. Willis, Jr. with a registered office located at 16 N. Ft. Harrison, Clearwater, FL 33755.

         6. To adopt, ratify and approve all past actions on behalf of the Corporation by the officers and the Board of Directors of the Corporation, since August 7, 1997.

         7. To adopt, ratify and approve the ability of a majority of the Shareholders to consent to an action in lieu of a meeting of the Shareholders.

         8. To adopt, ratify and approve all previous actions taken by Shareholders without unanimous consent and not at a duly called and held meeting of the Shareholders, including the following:

         o The ten-for-one reverse stock split approved by majority Shareholder consent July 10, 1997.

         o The change of the Corporation's name from Hawk International, Inc. to Beverly Hills Country Club, Inc. approved by majority Shareholder consent February 17, 1998 and from Beverly Hills Country Club, Inc. to Beverly Hills Ltd., Inc. approved by majority Shareholder consent August 13, 1998.

         9. To consider and act upon a proposal to adopt, ratify and approve certain material corporate acquisitions, employment agreements, loan agreements, the settlement of incipient litigation and warrants to purchase stock, the definitive agreements effectuating such transactions, all transactions contemplated therein and the payment of all consideration therefore, including all issuances of stock in connection therewith, if applicable, including:

            o   HMW, Inc. d/b/a The Hanlon Group, Inc. (October 10, 1997);

          o    LA Partners, L.P. (January 18, 1998);

          o    Pro's Edge Wholesale, Inc. (January 26, 1999);

          o    Golf Shoes Plus, Inc. (January 26, 1999);

          o    Focused Media Ltd. and Global Golf Ltd. (March 3, 1999);

          o Briar & Wood, Inc. (Golfer Magazine) (March 18, 1999, as amended);

          o    Settlement Agreements with Jeffrey Daugherty and Cliff Wildes;

          o    Loan and Security Agreement with Marc Barhonovich;

          o    Loan and Security Agreement with Equity Advisors, Inc.;

          o    Media Purchase Agreement with Sports By Line USA, Inc.;

          o Employment Agreements of Michael Hanlon, Charles Williams, Fred Willis and Marc Barhonovich;

          o    Loan Agreement with William Brown

     Each of the foregoing was approved by a vote of 8,302,191 in favor, none opposed and none abstaining.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED MATTERS

         Beverly Hills has been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission. The Company's common stock was traded on the NASD OTC Bulletin Board under the symbol BLTD from March 24, 1998 to October 8, 1999. The Nasdaq Stock Market implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934, since Beverly Hills was not a reporting company on the date it was required to comply with these rules, it was removed from the Bulletin Board.

         Beverly Hills acquired all the outstanding shares of Keynote to become successor issuer to it pursuant to Rule 12g-3 in order to comply with the reporting company requirements implemented by the Nasdaq Stock Market.

         The following table is bid price information for Beverly Hills common stock as reported by the OTC Bulletin Board for the periods indicated:


                                      High                         Low                      Closing
         Date                          Bid                         Bid                        Bid
         ----                         ----                         ---                       ------
         Q3/1998                    $  6.875                       $3                        $5.25
         Q4/1998                    $  6                           $2                        $4.5

         Q1/1999                    $  8.375                       $4.75                     $8.25
         Q2/1999                    $ 11                           $5                        $7.5
         Q3/1999                    $ 10.5                         $4                        $4.625
         (through
           October 8,
           1999)

         The following table is trade information reported to the NASD by brokers during the time that Beverly Hills has been quoted in the Pink Sheets:


         Date                       High Price                 Low Price                 Closing Price
         ----                       ----------                 ---------                 -------------
         Q3/1999                      $5.5                       $1.5                       $1.5
         (from October 8, 1999)
         Q4/1999                      $5.375                     $1.375                     $1.5

         The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value.

         On June 7, 2000 the closing price reported by brokers to the NASD was $1.55.

         There are 168 holders of our Common Stock. Based upon reports received from Depository Trust and inquiries of various holders of our stock that hold shares as fiduciaries, we believe that there are in excess of 1,000 beneficial owners of our shares.

Options

         On January 14, 1999, the Company issued stock options to the board of directors. The Company granted 1,000,000 shares with a strike price for $5.32 per share. The share may be exercised at any time through January 14, 2003.

         On February 5, 1999, the Company issued stock options to a key employee. The Company granted 350,000 with a strike price of $5 per share. The shares vest at 50,000 shares every ninety days.

         On February 24, 1999, the Company issued stock options to key employees of the Company. The Company granted 300,000 shares with a strike price of $7 per share. The shares may be exercised at any time through February 24, 2003.

         On May 15, 1999, the Company issued stock options to an individual to find financing for the Company. The Company granted 400,000 options with a strike price of $8.01 per share. The shares may be exercised at any time through June 25, 2003.

         On May 21, 1999, the Company issued 30,000 stock options to an individual to find financing for the Company. The stock options have a strike price of $7 per share. The shares may be exercised any time through May 21, 2003.

         On June 15, 1999, the Company issued stock options to a key employee of the Company. The Company granted 60,000 shares with a strike price of $.05 per share. The shares may be exercised any time through June 16, 2004.

         On October 18, 1999, the Company issued stock options to an officer of a subsidiary Company. The Company granted 100,000 shares with a strike price of $2 per share. The shares may be exercised any time through April 17, 2001.

         On November 15, 1999, the Company issued stock options to the CEO of the Company. The Company granted 1,000,000 shares with a strike price of $.05 per share. The share vest three months after issuance and become exercisable when the Company files a registration statement with the Securities and Exchange Commission.

         On December 31, 1999, the Company issued stock options to key employees of the Company. The Company granted 5,900 shares with a strike price of $3.00 per share. The shares may be exercised any time through December 31, 2003.

         We have not paid any dividends to date, and have no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

     The increase in revenues from December 31, 1998 to 1999 is due to the acquisition of three golf related entities: Golf Shoes Plus, Pro's Edge Wholesale and Global Golf.Com. With these acquisitions Beverly Hills began to move from a developmental company to an internet holding company whereby the bulk of products sold by Golf Shoes Plus and Pro's Edge will be sold through their websites and Global Golf. Com. Global Golf is designed to become a comprehensive internet golf portal. Beverly Hills expects revenue to be generated by retail sales over the internet and at retail locations and from advertising revenue. In 1999 Beverly Hills Ltd had total revenue of approximately $1,319,000. Of this approximately $719,000 was due to retail sales of golf merchandise, $298,000 of which was sold through the internet. Also included in the $1,319,000 was approximately $328,000 of wholesale sales of golf equipment with the remaining $252,000 attributed to internet revenue from transaction fees and advertising.

     Cost of sales for 1999 consisted of cost of hard goods sold through Golf Shoes Plus's retail outlets and the internet and through Pro's Edge Wholesale's outlet.

     Advertising costs of approximately $806,000 for 1999 consisted primarily of $700,000 in advertising expenses incurred in a marketing program with CNBC Sports International during 1999, whereby our golf website, located in Ireland, was promoted on their international broadcast network. The remaining amount, approximately $106,000, was incurred by our subsidiaries for local advertising.

     The increase in amortization and depreciation is primarily due to the amortization of goodwill (approximately $755,000) generated by the acquisitions completed during 1999. We expect amortization of goodwill to increase as additional acquisitions are closed. Our policy is to amortize goodwill over four years. The remaining depreciation expense (approximately $165,000) represents the depreciation of website development costs, office equipment and store fixtures at the various locations.

     Professional fees of approximately $1,872,000 for the year ended December 31, 1999 were primarily attributable to acquisition activities (approximately $1,152,000)and development and start up costs (approximately $720,000) related to our internet websites. The acquisition costs greatly exceeded the original expectations of management as early in the year the NASDAQ adopted reporting requirements which were significantly more stringent for those companies which were trading on the OTCBB. As a consequence, the company experienced greater than expected costs for legal and accounting services in order to bring the targeted acquisitions as well as Beverly Hills Ltd., Inc. into compliance with the new rules. In certain cases the cost of bringing the targeted acquisitions into compliance was so onerous that they were abandoned. Of the total $1,872,000, approximately $214,000 was paid through the issuance of stock and stock purchase warrants.

     Approximately $310,000 of bad debt expense in 1999 is due to the establishment of a reserve against an amount due from Briar and Wood, Inc., a former acquisition target. The remaining $27,000 is due to the write off of certain trade receivables.

     Compensation expense increased dramatically in 1999 from an insignificant amount for the prior year. Approximately $744,000 is attributable to the operation of the operating subsidiaries and division with $38,000 of that amount attributable to options issued to an officer of a subsidiary. The remaining $2,458,000 is due to increased staffing at the corporate level. The corporate staffing increases were required to meet the additional work load generated by the heavy acquisition schedule and the change in the NASDAQ compliance rules. Corporate payroll, including taxes, was approximately $655,000 with another, approximately $752,000 of the corporate compensation in the form of stock issued from Beverly Hills Ltd., Inc. and approximately $1,711,000 attributable to stock warrants/options which have not been exercised.

     Interest expense was comprised of approximately $167,000 on investor notes payable issued primarily for working capital.

     The remaining operating costs were approximately $755,000 in 1999 and $335,000 in 1998. Costs included herewith are: insurance, rent, travel & entertainment, utilities, and miscellaneous other. The increase is mostly attributable to the operating subsidiaries.

Liquidity and Capital Resources

     Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of significant losses and negative working capital. A significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of revenue that may occur as a result of such programs. As a result, our liquidity and capital resources have diminished significantly. Liquidity and capital resources could improve within the short term by a combination of any one or more of the following factors: (i) an increase in revenues and gross profit from operations; and (ii) financing activities. An inability to generate cash from either of these factors within the short term could adversely affect our operations and plans for future growth. If these issues are not addressed, we may have to materially reduce the size and scope of our planned operations and the Company's business could suffer severe disruptions.

     Beverly Hills had a negative cash flow from operations of $2,803,000, and $856,000 for the periods ended December 31, 1999 and 1998, respectively. The cash flow of $635,000 that was used in investing activities was for the purchase of equipment and acquisition costs. Cash flow generated by financing activities was primarily from funds received under a line-of-credit in the amount of $370,000 the issuance of common stock in the amount of $1,177,000 and the issuance of long-term debt in the amount of $1,968,000. Substantial additional cash will be required to implement our business plan.

     Operations and working capital requirements have been met primarily through issuance of the Company's equity securities and short and long term debt instruments as well as vendor financing. In addition, at December 31, 1999 Beverly Hills Ltd., Inc. had approximately $1,832,000 in prepaid advertising. This arose from a contract with a major sports radio talk show network to advertise/promote Beverly Hills and subsidiaries' products and services. Payment for this was by issuance of stock.

The Company has adopted a three-pronged financing plan:

     o Seek mergers, joint ventures or financing arrangements with larger private or public entities in related industries.

     o Seek short and long term financing through private placements of debt and equity securities in the capital markets.

     o Mount an aggressive campaign to acquire companies for cash, if available, and otherwise for registered Beverly Hills common stock or ownership in Focused Media. This will require substantial working capital to fund operating and merger and acquisition expenses and to pay the significant cost of compliance with applicable securities laws.

     There can be no assurance that financing will be available in amounts or on terms acceptable to Beverly Hills, if at all. Should the Company be unsuccessful in its efforts to raise capital, it may be required to curtail operations.

ITEM 7. FINANCIAL STATEMENTS

         See financial statement annexed hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the executive officers and directors of Beverly Hills, their ages and the positions they hold as of June 7, 2000.


NAME AND ADDRESS                                          AGE                           POSITION(S)
----------------                                          ---                           -----------
Marc Barhonovich...................................        37      President, Chief Executive Officer and Director

Leon F. Willis, Jr.................................        65      Chief Financial Officer, Secretary,
                                                                   Treasurer and Director

Steven Velte.......................................        38      Director


         Marc Barhonovich, has served as a consultant to Beverly Hills since March 1998. He became a director and Beverly Hills' President and CEO in November, 1999. Since 1997, Mr. Barhonovich has been the sole shareholder and President of Equity Advisors, Inc., a corporation engaged in financial consulting to both private and public companies. Mr. Barhonovich currently serves on the board of directors for Florimed Health Group and in the past for American Dermatology Network, Inc. Prior to 1997, Mr. Barhonovich served as Vice President of Investments for Morgan Stanley Dean Witter.

         Leon F. Willis, Jr. has served as Chief Financial Officer of Beverly Hills since April 1999 and became a director December, 1999. Mr. Willis has over 20 years of experience in accounting and management including serving as the Senior V.P. of Finance of Seaworld, Inc. Such previous experience includes serving as chief financial officer and partner of Rosenbloom Marketing, Inc. Mr. Willis is also President and Owner of Universal Truck Parts & Sales, Inc., a company which sells truck parts and rebuilds drive train units. He is currently a director of Asgard, a Development stage company traded on the Pink Sheets. Mr. Willis graduated from San Diego State College with a B.S. in Accounting.

         Steven Velte has served as a director of Beverly Hills since 1997. Mr. Velte has served as a systems development engineer for Hewlett-Packard and Agilent Technologies, Inc. for 15 years specializing in the placement of high end telecommunications systems targeting network surveillance, fraud detection and Internet traffic characterization. He is also president of RSV Productions, an after-marketer of automotive specialty products. Mr. Velte is a graduate of Virginia Technical Institute with a degree in Electrical Engineering.

         Our directors serve in their positions until the next annual meeting of stockholders or until the director's successors have been elected and qualified. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth certain summary information regarding the compensation paid to and accrued for each of the Company's Chief Executive Officers that served in such capacity during Fiscal 1999 and each of its other executive officers whose total salary and bonus for the fiscal year ended December 31, 1999 exceeded $100,000:


 Name and            Year                              Other        Restricted                            All Other
 Principal           Ended                             Annual         Stock     Options/      LTIP          Compen-
 Position           Dec. 31,   Salary     Bonus      Compensation     Awards      SARs       Payouts        sation
 --------           --------   ------     -----      ------------   ----------  -------      -------       ---------
Marc Barhonovich    1999     $ 15,624     $ -0-       $   -0-          -0-    1,000,000/0     $ -0-          $  -0-
President,          1998        -0-         -0-           -0-          -0-        0/0           -0-             -0-
Chief Executive     1997        -0-         -0-           -0-          -0-        0/0           -0-             -0-
Officer (1)

Cliff Wildes        1999     $ 55,250     $ -0-       $   -0-          -0-      185,000/0     $ -0-          $  -0-
Chief Executive     1998        -0-         -0-           -0-          -0-        0/0           -0-             -0-
Officer(2)          1997        -0-         -0-           -0-          -0-        0/0           -0-             -0-

Steve Velte         1999     $  -0-         -0-       $100,000(3)      -0-      200,000/0     $ -0-          $  -0-
Director            1998     $  -0-         -0-           -0-          -0-        0/0           -0-             -0-
                    1997     $  -0-         -0-           -0-          -0-        0/0           -0-             -0-

Leon F. Willis, Jr. 1999     $ 33,000       -0-       $100,000(4)      -0-      100,000/0     $ -0-          $  -0-
Chief Financial     1998        -0-         -0-           -0-          -0-        0/0           -0-             -0-
Officer             1997        -0-         -0-           -0-          -0-        0/0           -0-             -0-

-------------

(1)  Became a director and chief executive officer in November 1999.

(2)  Resigned July, 1999

(3)  Stock issued in lieu of director's fee

(4)  Stock issued as a bonus


Stock Option Plan

         In January, 2000, the Board of Directors adopted the Beverly Hills Ltd., Inc. 2000 Employee Stock Incentive Plan (the "2000 Plan"). Pursuant to the 2000 Plan, subject to shareholder approval, eligible participants of the Company, its subsidiaries and affiliates may receive, until January 10, 2010, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 3,000,000 shares of the Company's Common Stock.

         Pursuant to the 2000 Plan, the Board, in its discretion, determines those directors of the Company to be granted Director Stock Options and those officers and other key employees of the Company, its subsidiaries and affiliates to be granted Employee Stock Options, Stock Appreciation Rights, Restricted Stock Awards or Deferred Stock Awards or a combination, thereof; the type of grants to be made; the number of shares subject to such grants; the terms and conditions of the awards, including restrictions on Director Stock Options, Employee Stock Options or other awards and/or the stock relating thereto based on performance and/or such other factors as the Board in its sole discretion determines and vesting acceleration features based on performance and/or such other factors as the Board in its sole discretion determines; and whether, to what extent and under what circumstances stock and other amounts payable with respect to an award may be deferred either automatically or at the participant's election. No grants of options to purchase shares were made under the 2000 Plan during the year ended December 31, 1999.

         The following table sets forth as to each executive officer of the Company listed in the Summary Compensation table above concerning certain options and warrants granted during the year ended December 31, 1999:


                                              % of Total
                                         Options and Warrants/
                         Options/           SARs Granted to
                           SARs              Employees in            Exercise or Base      Expiration
Name                     Granted              Fiscal Year            Price Per Share          Date
-----                 -------------      ---------------------       ----------------      ----------
Marc Barhonovich      1,000,000 / 0            30% / N/A                  $ .05            11/20/2004

Cliff Wildes            185,000 / 0             6% / N/A                  $ .05             5/31/2001


         The following table sets forth as to each executive officer listed in the Summary Compensation table above certain information concerning the exercise of options during the year ended December 31, 1999 and options outstanding as of such date:


                                                                                                    Value of
                                                                          Number of                Unexercised
                                                                         Unexercised               in-the-Money
                              Shares                                       Options                   Options
                            Acquired                                     Exercisable/              Exercisable/
Name                       on Exercise      Value Realized              Unexercisable             Unexercisable
----                       -----------      --------------              -------------            ---------------
Marc Barhonovich                0                $  0                    1,000,000 / 0            $1,450,000 / 0

Cliff Wildes                    0                $  0                      185,000 / 0            $  268,250 / 0


Board Report on Executive Compensation

         The Board of Directors did not, during the year ended December 31, 1999, have a compensation or similar committee. Accordingly, the full Board of Directors is responsible for determining and implementing the compensation policies of the Company.

         The Board's executive compensation policies are designed to offer competitive compensation opportunities for all executives which are based on personal performances, individual initiative and achievement, as well as assisting the Company in attracting and retaining qualified executives. The Board also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value.

         Compensation paid to the Company's executive officers generally consists of the following elements: base salary, annual bonus and long-term compensation in the form of stock options. Compensation levels for executive officers of the Company is determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Company's executive compensation philosophy. Subjective considerations of individual performance are considered in establishing annual bonuses and other incentive compensation. In addition, the Board considers the Company's financial position and cash flow in making compensation decisions.

Mr. Barhonovich's Compensation and Employment Agreement

         Mr. Barhonovich entered into a employment agreement with Beverly Hills on November 15, 1999. Pursuant to the agreement, as amended, Mr. Barhonovich is to serve as the Company's Chief Executive Officer for a term ending November 14, 2000, at which time the agreement is automatically extended for successive additional terms of one year, unless either party has notified the other of its intention to terminate the agreement thirty days prior to the expiration of the term. The agreement provides for annual cash compensation of $125,000 during the term and entitles Mr. Barhonovich to certain fringe benefits, including an automobile and its maintenance, disability insurance, medical benefits and life insurance coverage the cash value of which is payable to Mr. Barhonovich in the event he retires after the age of 55. Mr. Barhonovich has agreed that during the term of his agreement and for the twelve months thereafter (unless the agreement is terminated by the Company without cause), he will be subject to non-competition provisions. The agreement further provides for Mr. Barhonovich to be granted 1,000,000 warrants which vested February 15, 2000 and are exercisable for $.05 per share for a period of five years. Upon termination of employment without cause, Mr. Barhonovich will be entitled to receive a lump sum cash payment equal to the remaining base salary due through the expiration of the term and the product of the number of full years employed times $75,000. To date all cash compensation for Mr. Barhonovich has been accrued but is not paid.

Director Compensation

         Beverly Hills does not have a policy relating to compensating the members of its Board of Directors. In January 1999, the Board of Directors voted to award 100,000 shares of Beverly Hills' common stock to each of the members of the Board, each member abstaining from voting with respect to his own award. The value for such shares, as determined by Beverly Hills' Board of Directors, was $1.00 per share. In addition, the Board issued 1,000,000 warrants to its members in January 1999 exercisable until January 14, 2003 for $5.32 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This table describes the current ownership of our outstanding Common Stock by (i) each of our officers and directors; (ii) each person who is known by us to own more than 5% of the company's outstanding Common Stock; and (iii) all of our officers and directors as a group:

                                                                                   COMMON STOCK
                                                                                 BENEFICIALLY OWNED
                                                                       --------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                                    SHARES                    PERCENTAGE
------------------------------------                                    ------                    -----------
Triton Enterprises, Inc. (1)
5030 Champion Boulevard, Suite 6-212                                   4,198,670                      27.2%
Boca Raton, FL  33496

Marc Barhonovich (2)
c/o Equity Advisors, Inc.
14502 N. Dale Mabry Highway
Tampa, FL  33618                                                       3,613,000                      21.7%

Makenzie Shea Inc. (3)
657 3rd Street
San Francisco, CA  94107                                               1,046,790                       6.8%

Directors:

Marc Barhonovich (2)
c/o Equity Advisors, Inc.
14502 N. Dale Mabry Highway
Tampa, FL  33618                                                       3,613,000                      21.7%

Steven Velte (4)
c/o Beverly Hills Ltd., Inc.
16 N. Ft. Harrison
Clearwater, FL  33755                                                    590,000                       3.7%

Leon F. Willis, Jr. (5)
c/o Beverly Hills Ltd., Inc.
16 N. Ft. Harrison
Clearwater, FL  33755                                                    200,000                       1.3%

All directors and officers as a group (3 persons) (6)                  4,403,000                      26.1%

-----------------

(1) Includes 100,000 shares which may be acquired upon the exercise of outstanding warrants.

(2) Includes 1,000,000 shares which may be acquired upon the exercise of outstanding warrants, 1,388,000 shares owned by Lehigh Enterprises, Ltd., 1,000,000 shares owned by Peak Investment International ltd. Mr. Barhonovich may be deemed to be the beneficial owner as a result of a trust for the benefit of his minor children. Also includes a 50% interest in 390,000 shares owned by Barde, Inc. a corporation which is jointly owned by Mr. Barhonovich.

(3) Consists of 241,790 shares owned of record by Makenzie Shea, 210,000 shares owned by Avon Brill LLC, 110,000 shares held by Congo Capital, 275,000 shares owned by Dimension Capital and 210,000 owned by Haxlon Capital Corp. All of such companies maintain an address co/o Makenzie Shea, Inc. and Beverly Hills cannot determine whether all such shares are beneficially owned by Makenzie Shea.

(4) Includes 450,000 shares which may be acquired upon the exercise of outstanding options and warrants.

(5) Includes 100,000 shares which may be acquired upon the exercise of outstanding warrants.

(6) Includes the shares which are deemed to be beneficially owned by each officer and director, including 1,550,000 shares which may be acquired upon the exercise of outstanding options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Marc Barhonovich served as a consultant to Beverly Hills since March 1998 and became a director and President of Beverly Hills November 4, 1999. During 1998 and 1999 Mr. Barhonovich loaned Beverly Hills funds, which were due on demand. As of December 31, 1999, $498,871 was due to Mr. Barhonovich. In April 1999 Beverly Hills and Mr. Barhonovich entered into an agreement to formalize the lending relationship by fixing the due date of the loan to April 30,2000, fixing the interest rate at 10% per year and securing the loan with a security interest in substantially all of the Beverly Hills assets. The agreement was amended November 30, 1999 to extend the due date of the loan to April 30, 2001 or upon an earlier default or a public or private financing. In May 1999, Equity Advisors, Inc., a company in which Mr. Barhonovich is sole shareholder and officer entered into an agreement to provide working capital to Beverly Hills in an amount up to $2,000,000. The loan bears interest at the rate of 10% per annum and was initially due at the earlier of December 31, 2000 or upon an earlier default or a public or private financing. The loan is secured by the same collateral as Mr. Barhonovich's loan. On November 30, 1999 the due date of the loan was extended to May 31, 2001.

         On February 7, 2000, Triton Enterprises, Inc., a principal shareholder, loaned Beverly Hills $125,000. The loan is due with interest at the annual rate of 10% on February 7, 2001. Beverly Hills issued 100,000 five year warrants to Triton exercisable at a price of $.05 per share as an inducement to enter into the loan agreement. On July 14, 1999 Triton loaned $140,000 with interest at 10% due July 14, 2001.

         On March 1, 2000, Steven Velte, a director, loaned Beverly Hills $100,000. The loan is due on demand.

         On April 5, 1999 William Brown, Mr. Barhonovich's father-in-law, loaned Beverly Hills $200,000. The loan was due April 5, 2000. On April 20, 2000 Mr. Brown agreed to extend the due date to April 5, 2001. The loan carries an interest rate of 10% annually.

         On April 19, 1999 Michael Hanlon, a former director and officer of Beverly Hills, loaned the Company $25,000. The loan carries an annual interest rate of 10% and is due April 19, 2001.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report, such report is identified in parenthesis:

2.01 Agreement and Plan of Reorganization between Beverly Hills Ltd., Inc. and Keynote Acquisition Corporation, dated as of January 27, 2000.(1)

2.02 Amendment dated February 17, 2000 to Agreement and Plan of Reorganization, dated as of January 27, 2000.(1)

2.03 Stock Purchase Agreement between Beverly Hills Ltd., Inc. and Randal J. Personett regarding Golf Shoes Plus, Inc., dated January 26, 1999.

2.04 Stock Purchase Agreement between Beverly Hills Ltd., Inc. and Randal J. Personett regarding Pro's Edge Wholesale, Inc., dated January 26, 1999.

2.05 Acquisition Agreement between Beverly Hills Ltd., Inc. and Focused Media Ltd. and Global Golf Ltd., dated March 3, 1999.

3.1      Amended and Restated Articles of Incorporation of Beverly Hills Ltd.,
         Inc.(1)

3.2      Amended and Restated By-Laws of Beverly Hills Ltd., Inc.(1)

10.01 Loan and Security Agreement between Beverly Hills Ltd., Inc. and Briar & Wood, Inc., dated March 18, 1999.

10.02 Stock Purchase Agreement between H. Kevan Pickens, Andrea DaRif and Marc L. Bailin with respect to the purchase and sale of 100% of the issued and outstanding capital stock of Briar and Wood, Inc., dated March 18, 1999.

10.03 Addendum to Stock Purchase Agreement between Beverly Hills Ltd., Inc. and Briar & Wood, Inc., dated April 1, 1999.

10.04 Employment Agreement between Beverly Hills Ltd., Inc. and Clifford Wildes, dated May 19, 1999.

10.05 Subscription and Shareholders' Agreement between CNBC Sports International Limited, Beverly Hills Ltd., Inc. and Focused Media Limited, dated May 24, 1999.

10.06 Business Consulting Agreement between Beverly Hills Ltd., Inc. and Mackenzie Shea, Inc., dated May 27, 1999.

10.07 Option Agreement between Beverly Hills Ltd., Inc. and Luna Trading Limited, dated July 12, 1999.

10.08 Amendment to Agreement between Beverly Hills Ltd., Inc. and CNBC Sports International Limited, dated August 24, 1999.

10.09 Subscription and Shareholders' Agreement between CNBC Sports International Limited, Focused Media Limited, Beverly Hills Ltd., Inc., Cycad Financial Holdings Limited and Luna Trading Limited, dated September 30, 1999.

10.10 Side Letter dated October 1, 1999 to Cycad Financial Holdings Limited regarding Focused Media Limited.

10.11 Modification Agreement regarding Subscription and Shareholders' Agreement between CNBC Sports International Limited, Focused Media Limited, Beverly Hills Ltd., Inc., Cycad Financial Holdings Limited and Luna Trading Limited, dated October 26, 1999.

10.12 Settlement Agreement between Beverly Hills Ltd., Inc. and Clifford Wildes, dated October 28, 1999.

10.13 Employment Agreement between Beverly Hills Ltd., Inc. and Marc Barhonovich, dated November 15, 1999.

10.14 Warrant to Purchase Common Stock issued to Marc Barhonovich, dated November 30, 1999.

10.15 Warrant to Purchase Common Stock issued to Steve Velte, dated January 14, 1999.


10.16 Warrant to Purchase Common Stock issued to Triton Enterprises, Inc., dated February 7, 2000.

10.17 Settlement Agreement between CNBC Sports International Limited, Focused Media Limited, Global Golf Limited, Beverly Hills Ltd., Inc., Cycad Financial Holdings Limited and Luna Trading Limited, dated February 25, 2000.

10.18    Letter Agreement dated April 12, 2000 to Gary Lipson, Receiver.

10.19 Assignment and Assumption Agreement between Beverly Hills Ltd., Inc. and Genuine Golf, LLC, Philip Kenny and Brian Mahoney, dated May 12, 2000.

10.20 Amendment to Agreement between CNBC Sports International Limited, Focused Media Limited, Beverly Hills Ltd., Inc., dated August 31, 1999.

10.21 Warrant to Purchase Common Stock issued to Leon F. Willis, Jr., dated February 24, 1999.

10.22 Retained Service Agreement between Beverly Hills Ltd., Ind. and Millennium Media, Ltd., dated November 15, 1999.

10.23 Addendum to Assignment and Assumption Agreement between Beverly Hills Ltd., Inc. and Genuine Golf, LLC, Philip Kenny and Brian Mahoney, dated May 12, 2000.

10.24 Assignment and Assumption Agreement between Golf Where, LLC, Philip Kenny, Blair Subry and Beverly Hills Ltd., Inc., dated May 12, 2000.

10.25 Addendum to Assignment and Assumption Agreement between Golf Where, LLC, Philip Kenny, Blair Subry and Beverly Hills Ltd., Inc., dated May 12, 2000.

10.26 Closing Agreement between Beverly Hills, Ltd, Inc., Liam Gallagher, Eoin O'Sullivan, John Boyle, NovaTech Ltd., Focused Media Ltd. and Global Golf Ltd., dated October 9, 1999.

10.27    Letter Agreement with Sports Byline USA dated July 30, 1999.

10.28 Letters regarding Sports Byline USA and the Company's shares dated September 8, 1999.

21       Subsidiaries of Registrant

27       Financial Data Schedule

-------

(1) Incorporated by reference to the registrant's Form 8-K Report dated February 24, 2000.

(b)      Reports on Form 8-K

         Form 8-K Report dated March 10, 2000

         Form 8-K Report dated April 28, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                                 BEVERLY HILLS LTD., INC.



Date:    June 19, 2000                           By:  /s/ Marc Barhonovich
                                                    ---------------------------
                                                    Marc Barhonovich, President


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


Signature                                   Capacity                            Date

/s/ Marc Barhonovich                        President and Director              June 19, 2000
------------------------------------        (Principal Executive Officer)
Marc Barhonovich



/s/ Leon F. Willis                          CFO, Secretary, Treasurer           June 19, 2000
------------------------------------        and Director
Leon F. Willis                              (Principal Financial and
                                            Accounting Officer



/s/ Steven Velte                            Director                            June 19, 2000
---------------------------
Steven Velte

                       CONSOLIDATED FINANCIAL STATEMENTS

                            BEVERLY HILLS LTD, INC.

                               December 31, 1999

Consolidated Financial Statements

BEVERLY HILLS LIMITED, INC.

December 31, 1999






CONTENTS:
Independent Auditors' Report................................................................................1

Consolidated Financial Statements:

   Consolidated Balance Sheets..............................................................................2

   Consolidated Statements of Operations....................................................................4

   Consolidated Statements of Stockholders' Equity (Deficiency in Assets)...................................5

   Consolidated Statements of Cash Flows....................................................................6

Notes to Consolidated Financial Statements..................................................................8

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders
Beverly Hills Ltd., Inc.


We have audited the accompanying consolidated balance sheets of Beverly Hills Ltd., Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency in assets) and cash flows for the years then ended. We did not audit the financial statements of Focus Media Limited, one-hundred percent owned subsidiary, which statements reflect total assets of $601,044 as of December 31, 1999, and total revenues of $245,228 for the nine-month period then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Focus Media Limited is based solely on the report of the other auditor. These consolidated financial statements are the responsibility of the Company"s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beverly Hills Ltd., Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to those matters is also described in Note M. The financial statements do not include adjustments that might result from the outcome of this uncertainty.



Smith & Radigan Certified Public Accountants
/s/ SMITH & RADIGAN, LLC

Atlanta, Georgia
May 12, 2000

Consolidated Balance Sheets

BEVERLY HILLS LTD., INC.


                                     ASSETS

                                                             December 31,
                                                    ----------------------------
                                                       1999             1998
                                                    -----------      -----------
CURRENT ASSETS
   Cash                                             $    34,692      $       -0-
   Accounts receivable                                  126,608              -0-
   Due from affiliated companies                         75,000              -0-
   Inventory                                            448,027              -0-
   Prepaid advertising                                1,832,025              -0-
                                                    -----------      -----------
      TOTAL CURRENT ASSETS                            2,516,352              -0-

PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment                    761,027
   Computer equipment                                   153,352            2,168
   Leasehold improvements                                23,282              -0-
   Less: allowance for depreciation                    (493,686)             (60)
                                                    -----------      -----------
                                                        443,975            2,108
                                                    -----------      -----------
OTHER ASSETS
   Investment                                            55,000              -0-
   Goodwill, net                                      3,044,567              -0-
   Deposits                                              10,594              -0-
   Organization costs, net                                  -0-              463
                                                    -----------      -----------
                                                      3,110,161              463
                                                    -----------      -----------







                                                    $ 6,070,488      $     2,571
                                                    ===========      ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

                                                                     December 31,
                                                           ----------------------------
                                                              1999             1998
                                                           -----------      -----------
CURRENT LIABILITIES
   Cash overdraft                                          $       -0-      $    41,310
   Accounts payable and accrued expenses                     4,082,076           48,782
   Accrued interest                                            101,790           61,677
   Due to affiliates companies                                 141,192              -0-
   Loans payables to affiliates                                801,243          218,636
   Line of credit                                              423,520              -0-
   Current maturities of long-term debt                         21,863              -0-
                                                           -----------      -----------
      TOTAL CURRENT LIABILITIES                              5,571,684          370,405

LONG-TERM DEBT
   Notes payable to stockholders                               863,871          416,000
   Notes payable, net of current maturities                  1,529,198              -0-
                                                           -----------      -----------
                                                             2,393,069          416,000

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
   Preferred stock, par value $0.001 per share:
      Authorized -- 25,000,000 shares
      Issued and outstanding - -0- shares                          -0-              -0-
   Convertible Preferred Stock, Series A,
      par value $.001 per share
      Authorized 1,500,000 shares                                  -0-              -0-
      Issued and outstanding - -0- shares
      Cumulative Convertible Preferred Stock, Series B
           Par value $.001 per share
      Authorized 1,500,000 shares                                  -0-              -0-
      Issued and Outstanding -- -0- shares
   Common stock, par value $0.001 per share:
      Authorized -- 50,000,000 shares
      Issued and outstanding-- 15,123,042 in 1999
        and 11,568,134 in 1998                                  15,124           11,568
   Additional paid-in capital                                7,698,283          685,944
   Accumulated other comprehensive income                       11,567              -0-
   Accumulated deficit                                      (9,619,239)      (1,481,346)
                                                           -----------      -----------
                                                            (1,894,265)        (783,834)
                                                           -----------      -----------

                                                           $ 6,070,488      $     2,571
                                                           ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statements of Operations

BEVERLY HILLS LTD., INC.


                                                   For the Years Ended
                                                      December 31,
                                            ------------------------------
                                                1999              1998
                                            ------------      ------------
SALES                                       $  1,319,402      $        -0-
COST OF SALES                                   (737,147)              -0-
                                            ------------      ------------
GROSS PROFIT                                     582,255               -0-

OPERATING EXPENSES
   Advertising                                   806,484             6,020
   Amortization and depreciation                 920,091               292
   Dues and subscriptions                            -0-               897
   Insurance                                      49,671            31,830
   Licenses and permits                            2,247               670
   Office expense                                 94,303            20,861
   Professional fees                           1,872,467           555,224
   Rental expense                                139,995            10,479
   Compensation expense                        3,861,990               -0-
   Bad debt expense                              336,616               -0-
   Foreign currency                               36,399               -0-
   Interest expense                              167,407            31,888
   Service charges                                25,718             2,764
   Travel and entertainment                      301,438           186,784
   Utilities                                      81,505            22,928
   Taxes                                           1,648               540
   Miscellaneous                                  22,169            23,855
                                            ------------      ------------

      Total operating expense                  8,720,148           895,032
                                            ------------      ------------

OPERATING LOSS BEFORE NONRECURRING ITEM       (8,137,893)         (895,032)

NON RECURRING ITEM
   Loss on abandoned development                     -0-           200,000
                                            ------------      ------------

NET LOSS                                    $ (8,137,893)     $ (1,095,032)
                                            ============      ============

NET LOSS PER SHARE                          $       (.61)     $       (.10)
                                            ============      ============

DILUTED LOSS PER SHARE                      $       (.45)     $       (.10)
                                            ============      ============

WEIGHTED AVERAGE COMMON SHARES                13,347,918        11,143,402
                                            ============      ============

WEIGHTED AVERAGE DILUTED SHARES               17,898,793        11,143,402
                                            ============      ============


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statements of Stockholders' Equity (Deficiency in Assets)

BEVERLY HILLS LTD., INC.

                                                                   Paid-In
                                          Common Stock             Capital       Accumulated
                                 ---------------------------      (Discount         Other
                                    No. of                        on Common     Comprehensive    Accumulated
                                    Shares          Amount          Stock)          Income        (Deficit)          Total
                                 -----------     -----------     -----------    -------------    -----------      -----------
Balance at January 1, 1998        11,001,509     $    11,002     $   100,542     $       -0-     $  (386,314)     $  (274,770)
January 1998, stock issued
   for services                      178,225             178         178,047             -0-             -0-          178,225
January 1998, stock issued
   for cash                          362,000             362         379,638             -0-             -0-          380,000
December 1998, stock issued
   for services                        2,100               2           2,098             -0-             -0-            2,100
December 1998, stock issued
   for cash                           24,300              24          25,619             -0-             -0-           25,643
Net loss for the year ended
  December 31, 1998                      -0-             -0-             -0-             -0-      (1,095,032)      (1,095,032)
                                 -----------     -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1998      11,568,134          11,568         685,944             -0-      (1,481,346)        (783,834)

January 1999, stock issued
   for services                      344,212             345         346,765             -0-             -0-          347,110
March 1999, stock issued
   for cash                          962,000             962       1,176,038             -0-             -0-        1,177,000
March 1999, stock issued
   for acquisition                    80,606              81         664,921             -0-             -0-          665,002
July 1999, stock issued for
  services                         1,088,790           1,089             -0-             -0-             -0-            1,089
September 1999, stock issue
   for acquisition                   300,000             300       2,474,700             -0-             -0-        2,475,000
October 1999, stock issued
   for services                       69,300              69             -0-             -0-             -0-               69
December 1999, stock issued
   for services                      250,000             250       1,890,375             -0-             -0-        1,890,625
December 1999 stock issued
   for services                      460,000             460         459,540             -0-             -0-          460,000
Foreign currency translation
   adjustment                            -0-             -0-             -0-          11,567             -0-           11,567
Net loss for the year ended
   December 31, 1999                     -0-             -0-             -0-             -0-      (8,137,893)      (8,137,893)
                                 -----------     -----------     -----------     -----------     -----------      -----------

Balance at December 31, 1999      15,123,042     $    15,124     $ 7,698,283     $    11,567     $(9,619,239)     $(1,894,265)
                                 ===========     ===========     ===========     ===========     ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Statements of Cash Flows

BEVERLY HILLS LTD., INC.


                                                        For the Years Ended
                                                           December 31,
                                                    --------------------------
                                                        1999          1998
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(8,137,893)   $(1,095,032)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
        Common stock issued for services              2,698,893        180,325
        Amortization and depreciation                   920,091            292
        Foreign currency translation adjustment          11,567            -0-
        Decrease (increase) in:
          Accounts receivable                           (99,611)           -0-
          Due from affiliates                           (75,000)           -0-
          Inventory                                     118,848            -0-
          Other assets, current                      (1,827,018)           -0-
          Other assets, noncurrent                      (65,594)           -0-
        Increase in:
          Accounts payable and accrued expenses       3,285,255         26,594
          Accrued interest                               40,113         32,000
          Other liabilities                             327,258            -0-
                                                    -----------    -----------
            Total adjustments                         5,334,802        239,211
                                                    -----------    -----------
               Net cash used by operating
                 activities                          (2,803,091)      (855,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                               (385,358)        (2,168)
   Acquisition of subsidiaries                         (250,000)           -0-
               Net cash used by investing
                 activities                            (635,358)        (2,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                         369,770            -0-
   Proceeds from loans                                1,967,681        410,053
   Proceeds from issuance of common stock             1,177,000        405,643
                                                    -----------    -----------
                Net cash provided by
                  financing activities                3,514,451        815,696
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      76,002        (42,293)
CASH AND CASH EQUIVALENTS (OVERDRAFT)
   AT BEGINNING OF YEAR                                 (41,310)           983
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS (OVERDRAFT)
   AT END OF YEAR                                   $    34,692    $   (41,310)
                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                       $   127,294    $       -0-
                                                    ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of these Statements.

BEVERLY HILLS LTD., INC.



ACQUISITION OF SUBSIDIARIES:

                                       Pro's Edge     Golf Shoes      Global           Total
                                       ----------     ----------      ------           -----
Goodwill                              $   176,007    $   786,995    $ 2,490,512    $ 3,453,514
Assets acquired                           160,782        457,438        546,147      1,164,367
Liabilities acquired                     (136,789)      (344,433)      (379,959)      (861,181)
Stock issued                                  -0-       (665,000)    (2,656,700)    (3,321,700)
Notes payable issued                          -0-       (185,000)           -0-       (185,000)
                                      -----------    -----------    -----------    -----------
Net cash                              $  (200,000)   $   (50,000)   $       -0-    $  (250,000)
                                      ===========    ===========    ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of these Statements.

Notes to Consolidated Financial Statements

BEVERLY HILLS LTD., INC.

December 31, 1999



Note A -- Summary of Significant Accounting Policies

     Organization

Beverly Hills Ltd., Inc. (the Company) was first incorporated in Utah on April 29, 1939 as Ophir Queen Mines Company. On June 15, 1974, Ophir Queen Mines Company changed its name to Hawk International. The Company had substantial operations until March 15, 1996 when the Company discontinued operations and entered the Development Stage. Hawk International changed its name to Beverly Hills Country Club on February 28, 1998. Beverly Hills Country Club then changed its name to Beverly Hills Ltd., Inc. on August 13, 1998.

The Company was a developmental stage company from March 15, 1996 to December 31, 1998 as defined in Financial Accounting Standards Board Statement No. 7. The Company elected not to be a developmental stage company in the current year due to the acquisitions of the subsidiaries.

     Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, HMW Golf d/b/a The Hanlon Group, a shell, Golf Shoes Plus, Inc., a retail and internet golf company, Pro's Edge Wholesale, Inc., a wholesale golf company and Focus Media Limited involved in digitalization of information for dissemination, distribution and promotion through digital media. All intercompany transactions have been eliminated.

     Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.

     Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Property and Equipment

All property and equipment is recorded at cost and depreciated over their estimated useful lives, which is three years for computers, five to ten years for furniture and equipment and ten years for leasehold improvements, using the straight-line method. Depreciation expense for the years ended December 31, 1999 and 1998 totaled $164,570 and $60, respectively.

BEVERLY HILLS LIMITED, INC.

December 31, 1999




Note A -- Summary of Significant Accounting Policies -- Continued

     Investment

The Company has a less than twenty percent investment in the equity of an investee. The Company accounts for the investment using the cost method.

     Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method.

     Organizational Costs

Organization costs were amortized over a five-year period on a straight-line basis. Amortization expense totaled $464 and $232 for the years ended December 31, 1999 and 1998, respectively.

     Goodwill

Goodwill is amortized on the straight-line basis over four years. Amortization expense of goodwill for the year ended December 31, 1999 and 1998 was $755,057 and zero, respectively.

     Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income taxes.

     Prepaid Advertising

Prepaid advertising consists of advertising, valued by the advertising agency at $2,011,250, that was purchased by the Company in exchange for 250,000 shares of common stock with a market value at July 30, 1999 the contract was issued of $7.56 per share and a total value of $1,890,625. The advertising was valued using the stock price. Advertising is expensed when the advertisement is first run. During 1999, the Company has expensed $58,600 of advertising expense associated with the prepaid process. The advertising can be used by the Company at any time.

     Reclassifications

Reclassification of certain amounts in the 1998 consolidated financial statements have been made to conform to 1999 presentation. The reclassifications did not have a material impact on the financial statements.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Note A -- Summary of Significant Accounting Policies -- Continued

     Use of Estimates -- Continued

assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner, except the number of weighted average shares outstanding is adjusted for the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The following table represents the earnings per share calculations for the years ended December 31, 1999 and 1998.

                                    Net                           Per Share
                                    Loss            Shares         Amount
                                 ------------    ------------   ------------
December 31, 1999
   Basic earnings per share      $ (8,137,893)     13,347,918   $       (.65)
   Dilutive securities                    -0-       4,550,875            .16
                                 ------------    ------------   ------------

   Diluted earnings per share    $ (8,137,893)     17,898,793   $       (.49)
                                 ============    ============   ============

December 31, 1998
   Basic earnings per share      $ (1,095,032)     11,143,402   $       (.10)
   Dilutive securities                    -0-             -0-            N/A
                                 ------------    ------------   ------------

   Diluted earnings per share    $ (1,095,032)     11,143,402   $       (.10)
                                 ============    ============   ============

Note B -- Acquisition of Subsidiaries

On January 26, 1999, the Company acquired one-hundred percent of the common stock (500 shares) of Pro's Edge Wholesale, Inc., a Florida corporation for $200,000. On January 26, 1999, the Company also acquired one-hundred percent of common stock (100 shares) of Golf Shoes Plus, Inc., a Florida corporation, for a total purchase price of $907,400 in cash and stock. The cash requirement totaled $242,400 with a down payment of $50,000 on the date of sale; and, the remaining $192,400 was to be paid over a six-month period beginning August 1, 1999. The stock requirement is the number of restricted shares of common stock which shall be determined by dividing the sum of $665,000 by the market value of each share on January 26, 1999. At the one-year anniversary, the Company is required to issue additional shares if the total value of stock previously issued is less than $665,000. The Company has agreed to issue 232,335 additional shares to the stockholder of Golf Shoes Plus. The Company recorded the purchases using the equity method. Eleven months of the activity for both entities purchased have been included in the consolidated financial statements for the year end December 31, 1999. The Company recorded equity

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Note B -- Acquisition of Subsidiaries -- Continued

of approximately $137,000 and goodwill of approximately $963,000. The Company has made the remaining payment in escrow subsequent to year-end pending resolution of litigation related to the purchase of Golf Shoes Plus. Pro's Edge Wholesale, Inc. and Golf Shoes Plus, Inc. sell golf supplies and equipment.

On March 18, 1999, the Company signed an agreement to purchase Briar & Wood, Inc., a magazine publisher, for $250,000 plus $125,000 due on September 1, 1999 and $125,000 on March 31, 2000. The Company was also required to pay a remaining amount based on 2001 earnings before interest, taxes, depreciation and amortization. The payment range was based on earnings from zero to over $6,000,000 with multiples that range from 3 to 6. The balance of the purchase was to be paid over a period depending on the amount of the payout. The Company rescinded the contract with Briar & Wood, Inc. on May 10, 2000. The acquisition was never fully consummated and is not recorded as of December 31, 1999.

On March 31, 1999, the Company acquired Focused Media Limited (Focused) by exchanging 336,000 shares of restricted common stock for one-hundred percent of the shares of Focused. The Company has not issued the final 36,340 shares valued at $5 per share in connection with the acquisition of Focused. The Company recorded the purchase using the equity method. The Company recorded an equity deficit of $204,822 and goodwill of $2,863,222.

The 1999 acquisitions described above were accounted for by the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. Following are the companies unaudited proforma results for 1999 and 1998 assuming the acquisitions occurred on January 1, 1998:

                                                               1999             1998
                                                           ------------    -------------
Net revenues prior to acquisitions                         $     17,705    $         -0-
Net revenues attributable to acquisitions                     1,051,302          996,859
                                                           ------------    -------------
                                                           $  1,069,007    $     996,859
                                                           ============    =============
Net earnings (loss) prior to acquisitions                  $ (8,137,893)   $  (1,095,032)
Net earnings (loss) attributable to
  acquisitions                                                 (556,505)        (127,596)
                                                           ------------    -------------
                                                           $ (8,694,398)   $  (1,222,628)
                                                           ============    =============

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or the results of future operations.


Note C-- Advances and Loans Payable to Stockholders and Affiliates

Stockholders of the Company, officers and affiliates of the Company made multiple loans to the Company to fund working capital. Loans in the amount of $801,243 and $218,636 at December 31, 1999 and 1998, respectively, have no stated interest rate and are due on demand.

BEVERLY HILLS LIMITED, INC.

December 31, 1999



A stockholder of the Company loaned the Company $498,871 through December 31, 1999, of which $416,000 was outstanding at December 31, 1998. These loans are secured by the assets of the Company. The notes accrue interest at ten percent per annum. Interest is due monthly. The balance of accrued interest at December 31, 1999 was $31,638. The note plus accrued interest is due on April 30, 2001 or upon an event of default, as defined, or a private placement or public offering.

Another stockholder of the Company loaned the Company $25,000 as of December 31, 1999. The loan had no outstanding balance as of December 31, 1998. The note accrues interest at ten percent per annum. The balance of accrued interest at December 31, 1999 was $1,753. The note plus accrued interest is due on April 19, 2001.

The Company had loans from two stockholders in the amounts of $200,000 and $140,000 as of December 31, 1999 and accrues interest at ten percent per annum. At December 31, 1999, the balance of accrued interest was $14,685 and $8,888. The loans are due on October 5, 2001 and July 14, 2001.

Note D -- Lines of Credit

The Company has a line of credit with an investment company. The line is for a maximum of $2,500,000 and accrues interest at twelve percent. At December 31, 1999, the Company had $353,476 outstanding under the line and accrued interest of $24,440. The line of credit expired on April 1, 2000. The Company extended the repayment of the note by issuing a $400,000 note payable and accrued interest to the investment company which is due by July 31, 2000.

Golf Shoes Plus has a line of credit with a bank that provides a credit commitment of $75,000 available for working capital in the ordinary course of business. The outstanding balance bears interest at eight and three-quarters percent and is personally guaranteed by an officer of the Company. The Company's borrowings against this commitment was $70,044 at December 31, 1999.

Note E -- Notes Payable

The Company had the following notes payable as of December 31, 1999:

                                                                         December 31,
                                                                 ---------------------------
                                                                   1999               1998
                                                                 --------            -------
Unsecured commercial loan to bank.  Monthly payments
   of $1,250 plus interest at 1% plus the bank's prime
   rate plus 1% with final payment due August 13, 2002.          $ 38,752            $   -0-

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Note E -- Notes Payable -- Continued

                                                                                                     December 31,
                                                                                               ------------------------
                                                                                                  1999          1998
                                                                                               ----------    ----------
Installment note payable for working capital. The Company can borrow up to
   $2,000,000. The note is secured by assets of the Company and accrues inter-
   est at 10% with balance due May 31, 2001. The com-
   mitment is through an institution that is wholly-
   owned by the majority stockholder.                                                           1,481,158            -0-

Note payable to financial institution.  The note is
   secured by equipment and a personal guarantee of
   an officer of the Company.  The note is payable
   in monthly principal and interest installments of
   $481 with final payment due March 2003.  The
   interest rate at December 31, 1999 was 9%.                                                      31,151            -0-
                                                                                               ----------     ----------
Total                                                                                           1,551,061            -0-
Less current maturities                                                                           (21,863)           -0-
                                                                                               ----------     ----------
                                                                                               $1,529,198     $      -0-
                                                                                               ==========     ==========

Future maturities of long-term debt are as follows:

         Year Ending
          December 31,                            Amount
         -------------                            ------
               2000                               $   21,863
               2001                                1,506,953
               2002                                   19,547
               2003                                    2,698
                                                  ----------
                                                  $1,551,061
                                                  ==========

Note F -- Provision for Income Taxes

No provision for income taxes have been recorded due to net operating loss (NOL) carryforwards totaling approximately $9,583,893 that will be offset against future taxable income. Substantially all NOL carryforwards begin to expire in the year 2012. No tax benefit has been reported in the financial statements because the Company's future income is unpredictable. No federal tax expense has been recognized for 1999 and 1998 due to loss carryforwards.

                                                                 1999              1998
                                                             -----------        ----------
     Tax assets
       NOL carryforwards                                     $  2,971,007       $  457,600
       Valuation allowance                                     (2,971,007)        (457,600)
                                                              -----------       ----------

       Total                                                  $       -0-       $      -0-
                                                              ===========       ==========


Note G -- Stock Restrictions

Certain shares of common stock have been issued to officers or employees of the Company. These shares are considered restricted and cannot be sold for two years. Restricted shares totaled 11,014,033 at December 31, 1999 and 10,937,250 at December 31, 1998.

BEVERLY HILLS LIMITED, INC.

December 31, 1999




Note H -- Leases

The Company and its Subsidiaries lease office space and office equipment. The noncancelable leases are accounted for as operating leases for financial reporting purposes. Charges to rent expense for the years ended December 31, 1999 and 1998 are $139,035 and $10,479, respectively.

At December 31, 1999, the future minimum lease payments from the operating leases consisted of the following:

           2000                                       $  123,451
           2001                                          125,146
           2002                                           90,325
           2003                                           78,580
           2004                                           14,340
                                                      ----------
                                                      $  431,842
                                                      ==========

Note I -- Related Party Transactions

The Company had receivables from affiliated companies that are owned by officers of the subsidiaries in the amount of $7,564 included in accounts receivable.

Note J -- Stock Options

On January 14, 1999, the Company issued stock options to the board of directors. The Company granted 1,000,000 shares with a strike price for $5.32 per share. The shares may be exercised at any time through January 14, 2003.

On February 5, 1999, the Company issued stock options to a key employee. The Company granted 350,000 with a strike price of $5 per share. The shares vest at 50,000 shares every ninety days.

On February 24, 1999, the Company issued stock options to key employees of the Company. The Company granted 300,000 shares with a strike price of $7 per share. The shares may be exercised at any time through February 24, 2003.

On May 15, 1999, the Company issued stock options to an individual to find financing for the Company. The Company granted 400,000 options with a strike price of $8.01 per share. The shares may be exercised at any time through June 25, 2003.

On May 21, 1999, the Company issued 30,000 stock options to an individual to find financing for the Company. The stock options have a strike price of $7 per share. The shares may be exercised any time through May 21, 2003.


Note J -- Stock Options -- Continued

On June 15, 1999, the Company issued stock options to a key employee of the Company. The Company granted 60,000 shares with a strike price of $.05 per share. The shares may be exercised any time through June 16, 2004.

On September 30, 1999, the Company issued stock options to a former chief executive officer. The Company granted 125,000 options with a strike price of $.05 per share. The shares may be exercised any time through September 30, 2004.

On October 18, 1999, the Company issued stock options to an officer of a subsidiary Company. The Company granted 100,000 shares with a strike price of $2 per share. The shares may be exercised any time through April 17, 2001.

On November 15, 1999, the Company issued stock options to the CEO of the Company. The Company granted 1,000,000 shares with a strike price of $.05 per share. The share vest three months after issuance and become exercisable when the Company files a registration statement with the Securities and Exchange Commission.

BEVERLY HILLS LIMITED, INC.

December 31, 1999



On December 31, 1999, the Company issued stock options to key employees of the Company. The Company granted 5,900 shares with a strike price of $3.00 per share. The shares may be exercised any time through December 31, 2003.

A summary of the Company's outstanding stock options at December 31, 1999 and 1998 and the changes during the years then ended is as follows:

                                                          1999                        1998
                                             ----------------------------------    ---------
                                                         Exercise                  Exercise
                                              Shares       Price        Shares       Price
                                            ----------   ----------   ----------   ----------
Outstanding at beginning
  of year                                          -0-   $      -0-          -0-   $      -0-
Granted                                      3,370,900     .05-7.00          -0-          -0-
Exercised                                          -0-          -0-          -0-          -0-
                                             ---------   ----------   ----------   ----------

Outstanding at end of year                   3,370,900   $ .05-7.00          -0-   $      -0-
                                             =========   ==========   ==========   ==========

Exercisable at end of year                   2,170,900   $ .05-7.00

Fair value of options at date granted:

  January 14, 1999          $  4.57
  February 5, 1999             7.34
  February 24, 1999            6.17
  May 15, 1999                 8.06
  May 21, 1999                 8.24
  June 15, 1999                7.64
  September 30, 1999           5.59
  October 18, 1999             3.08
  November 15, 1999            2.64
  December 31, 1999            1.42

Note J -- Stock Options -- Continued

In accordance with the provision of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25 and, accordingly, does not recognize compensation cost for options granted at or above market value of the related stock. Had compensation cost been determined, consistent with SFAS No. 123, the Company's net income would have reflected the following proforma amounts:

                                              1999              1998
                                         --------------    --------------
Net income as reported                   $   (8,137,893)   $   (1,095,032)
Net income proforma                         (19,463,221)              N/A

Basic earnings per share as reported              (0.65)             (0.1)
Basic earnings per share proforma                 (1.46)              N/A

Diluted earnings per share as reported            (0.49)              N/A
Diluted earnings per share proforma               (1.09)              N/A

BEVERLY HILLS LIMITED, INC.

December 31, 1999


Note J -- Stock Options -- Continued

The fair value of each option grant is estimated on the date of the grant using the Black Scholes option pricing model with the following assumptions:

                                                                       1999                     1998
                                                                    ----------                --------
January 14, 1999 options
  Expected dividend yield                                           $      -0-                   N/A
  Expected stock volatility                                             142.37%                  N/A
  Risk free interest rate                                                 4.73%                  N/A
  Expected life of option                                              4 years                   N/A

February 5, 1999 options
  Expected dividend yield                                           $      -0-                   N/A
  Expected stock volatility                                            143.25%                   N/A
  Risk free interest rate                                                4.85%                   N/A
  Expected life of option                                             5 years                    N/A

February 24, 1999 options
  Expected dividend yield                                           $     -0-                    N/A
  Expected stock volatility                                            131.72%                   N/A
  Risk free interest rate                                                5.20%                   N/A
  Expected life of option                                             4 years                    N/A

May 15, 1999 options
  Expected dividend yield                                           $     -0-                    N/A
  Expected stock volatility                                            111.80%                   N/A
  Risk free interest rate                                                5.40%                   N/A
  Expected life of option                                          4.11 years                    N/A

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Notes to Consolidated Financial Statements -- Continued

BEVERLY HILLS LIMITED, INC.

December 31, 1999


Note J -- Stock Options -- Continued

May 21, 1999 options
  Expected dividend yield                                           $     -0-                    N/A
  Expected stock volatility                                           117.64%                    N/A
  Risk free interest rate                                               5.63%                    N/A
  Expected life of option                                            4 years                     N/A

                                                                       1999                      1998
                                                                    ----------                --------
June 15, 1999 options
  Expected dividend yield                                           $      -0-                   N/A
  Expected stock volatility                                            116.85%                   N/A
  Risk free interest rate                                                6.02%                   N/A
  Expected life of option                                             4 years                    N/A

September 30, 1999 options
  Expected dividend yield                                           $       -0-                  N/A
  Expected stock volatility                                             121.01%                  N/A
  Risk free interest rate                                                 5.94%                  N/A
  Expected life of option                                              4 years                   N/A


October 18, 1999 options
  Expected dividend yield                                           $     -0-                    N/A
  Expected stock volatility                                            144.17%                   N/A
  Risk free interest rate                                                5.78%                   N/A
  Expected life of option                                           1.5 years                    N/A

November 15, 1999 options
  Expected dividend yield                                           $     -0-                    N/A
  Expected stock volatility                                            174.64%                   N/A
  Risk free interest rate                                                5.98%                   N/A
  Expected life of option                                             6 years                    N/A

December 31, 1999 options
  Expected dividend yield                                           $     -0-                    N/A
  Expected stock volatility                                            207.44%
  Risk free interest rate                                                6.44%
  Expected life of option                                             4 years                    N/A

Note K -- Commitments and Contingencies

     Advertising Commitment

The Company signed an agreement with an advertising agency to issue 600,000 shares of stock in exchange for advertising valued by the agency at $2,514,174. As of year end, the Company had not released the 600,000 shares nor had the advertising agency provided any services. Thus, the Company had not recorded a prepaid or a payable.

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Note K -- Commitments and Contingencies -- Continued

     Litigation

The Company, Marc Barhonovich, Steven Velte and Michael Hanlon, an officer of Global Golf, are defendants in an action pending in the United States District Court for the Northern District of Georgia brought by NBC Sports International Limited. The parties have settled this matter and it will be dismissed upon the Company fully performing its obligations under the terms of the settlement agreement. The Company is required to pay a remaining $400,000 for advertising they had used in connection with an earlier agreement with CNBC Sports International Limited.

The Company and one of its stockholders, Lehigh Enterprise, Ltd. are plaintiffs in a lawsuit against Friss Asset Management Company, an associated individual, Irvin Freedman, The Grand Master Company, Chautauqua Asset Management Company, and New Generation Polymers, LLC which is pending in the U.S. District Court for the Middle District of Florida, Tampa Division, Civil Case No. 99-2286-CIV-26C. This lawsuit arises of (a) certain abortive acquisition transactions, pursuant to which the Company would have acquired various companies, including The Grand Master Company, Chautauqua Asset Management Company and New Generation Polymers, LLC, in exchange for stock and capital funding to be provided by the Company to each of the companies to be acquired; and (b) an abortive financing transaction pursuant to a separate agreement between Lehigh and Friss, in which Lehigh agreed to furnish 1,600,000 of its shares in the Company to Friss as consideration for $8,000,000 of capital funding to be provided by Friss to the Company.

The Company declined to conclude the acquisition transactions because information and documentation necessary and material to the transactions, and which were to have been provided pursuant to the acquisition agreements, were never forthcoming, and because the companies to be acquired were found by the Company not to be as represented. Lehigh declined to transfer any of its shares in the Company to Friss because of the foregoing, and because Friss did not provide $8,000,000 in capital funding to the Company as agreed.

In the lawsuit, the Company seeks to rescind the relevant acquisition agreements and the agreement between the Company and Friss, based upon fraud in the inducement, and also seeks damages for breach of each of those agreements. The defendants have filed counterclaims in which they allege breach of the subject agreements by The Company and seek monumental damages totaling $128,000,000. The Company believes the counterclaims to be wholly without merit or subject to valid defenses based upon, among other things, fraud in the inducement and material breaches by the opposing parties. The lawsuit is now in the discovery phase.

On January 26, 1999, the Company concluded its acquisitions of two of its present subsidiaries, Golf Shoes Plus, Inc. and Pro's Edge Wholesale, Inc. (respectively, "GSP" and "PEW") from their former stockholder, Randall J. ("Hap") Personett. The Company has certain outstanding obligations, in cash and also, possibly, additional (restricted) shares of the Company's common stock, representing the balance of the consideration which it agreed to pay for GSP. The Company believes the cash portion of its remaining obligation to Mr. Personett for the acquisition of GSP to be in the approximate amount of $185,000. The number of additional shares of the Company's common stock to which Mr. Personett is entitled is estimated to be 232,335 shares.

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Note K -- Commitments and Contingencies -- Continued

     Litigation -- Continued

Mr. Personett has also asserted that he is entitled to (a) payment by the Company of unpaid salaries pursuant to Beverly Hills' guarantee of his Employment Agreements with GSP and PEW; (b) payment by GSP and PEW of unpaid rents on business premises of which he is the lessor and GSP and PEW are the lessees; and (c) payment or reimbursement of other sums which he claims to have advanced to GSP and/or PEW or paid on their behalf since January 26, 1999.

In the first of these lawsuits referenced above, GSP, PEW and the Company have sued Mr. Personett for breach of his Employment Agreements with GSP and PEW and for breach of his fiduciary obligations to GSP, PEW and Beverly Hills, and seek both damages and injunctive relief. In the second (Mr. Personett's Circuit Court suit), Mr. Personett seeks damages against the Company for alleged breaches of the Stock Purchase Agreement relating to the Company's acquisition of GSP, including principally the Company's failure to pay the balance of the cash and stock representing the agreed consideration for that company. He also seeks to recover his alleged unpaid salaries from GSP, PEW and the Company. Finally, in the third (Mr. Personett's County Court suit), Mr. Personett seeks judgment for possession of the business premises of which he is the lessor and GSP and PEW are the lessees; the imposition and foreclosure of a landlord's lien against GSP's and PEW's assets for unpaid rents and other damages together with interest, costs and attorney's fees.

Among its defenses to Mr. Personett's claims, the Company, GSP and PEW have noted that Mr. Personett has continued to be in charge of the business operations of those corporations notwithstanding their acquisition by the Company and have asserted that any failure on the part of GSP and PEW to meet their obligations for salaries and rents have been attributable to Mr. Personett's mismanagement, neglect and/or malfeasance.

Notwithstanding that these lawsuits are being actively prosecuted and defended by both sides, there is continuing communications between the parties in an effort to achieve amicable resolutions.

Note L -- Loss on Abandoned Development

The Company engaged in golf course development projects which were later abandoned due to lack of financing. The loss on abandoned developments totaled $200,000 during the year ended December 31, 1998.

BEVERLY HILLS LIMITED, INC.

December 31, 1999



Note M -- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has minimal assets, has lacked working capital for the past several years, and is dependent upon financing to continue operations. The financial statements do not include any adjustments that Note M --Going Concern-- Continued might result from the outcome of this uncertainty. Management is currently seeking adequate financing to continue operations of the Company and its Subsidiaries.

Note N -- Subsequent Events

In January 2000, the Board of Directors adopted the Beverly Hills Ltd., Inc. 2000 Employee Stock Incentive Plan ("the 2000 Plan"). Pursuant to the 2000 Plan, subject to stockholder approval, eligible participants of the Company, its subsidiaries and affiliates may receive, until January 10, 2010, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 3,000,000 shares of the Company's common stock.

Pursuant to the 2000 Plan, an independent committee, at its discretion, determines those directors of the Company to be granted director stock options and those officers and other key employees of the Company, its subsidiaries and affiliates to be granted employee stock options, stock appreciation rights, restricted stock awards or deferred stock awards or combination, thereof; the type of grants to be made; the number of shares subject to such grants; the terms and conditions of the awards, including restrictions on director stock options, employee stock options or other awards and/or the stock relating thereto based on performance and/or such other factors as the committee in its sole discretion determines; and whether, to what extent and under what circumstances stock and other amounts payable with respect to an award may be deferred either automatically or at the participant's election. No grants of options to purchase shares were made under the 2000 Plan during the year ended December 31, 1999.

The Company signed an agreement with a consulting company in order to help acquire a Securities and Exchange Commission (SEC) reporting company. The Company has agreed to pay $62,500 when the acquisition is complete and $62,500 upon the filing of the SEC Form 8-K. The consulting company provided services in connection with the acquisition of Keynote Acquisition Corporation. On January 27, 2000, the Company acquired Keynote Acquisition Corporation (Keynote) by exchanging 250,000 shares of the Company's stock for 5,000,000 shares of Keynote's stock. The Company is required to provide enough shares that are equal to $500,000 within one year of the acquisition date. The acquisition was accounted for under the purchase method. Keynote has no operations or equity but is currently reporting to the Securities and Exchange Commission.

On May 12, 2000, the Company assumed the lease of two golf stores at an airport location. They also obtained the rights to open golf stores in other airports. They also assumed the inventory line of credit not to exceed $150,000 in exchange for the lease agreement and rights, Beverly Hills has agreed to exchange one and one-half percent of the stock of Global Golf Limited, a wholly-owned subsidiary of Focus Media, Ltd. The Company also agreed to issue 250,000 shares of restricted stock. The restriction will be lifted at the rate of 62,500 shares for every three months the agreement is in effect. The agreement may be terminated if the Company does not secure a minimum of $2,500,000 in funding by July 31, 2000.

On May 12, 2000, the Company agreed to purchase logos to be used in connection with merchandise sold at the golf stores discussed above. The Company has agreed to exchange one and one-half percent ownership in Focus Media Limited. The Company also agreed to issue 250,000 shares of restricted stock. The restriction will be lifted at the rate of 62,500 shares for every three months the agreement is in effect. The agreement may be terminated if the Company does not secure a minimum of $2,500,000 in funding by July 31, 2000.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
2.01     Agreement and Plan of Reorganization between Beverly Hills Ltd., Inc.
         and Keynote Acquisition Corporation, dated as of January 27, 2000.(1)

2.02     Amendment dated February 17, 2000 to Agreement and Plan of
         Reorganization, dated as of January 27, 2000.(1)

2.03     Stock Purchase Agreement between Beverly Hills Ltd., Inc. and Randal J.
         Personett regarding Golf Shoes Plus, Inc., dated January 26, 1999.

2.04     Stock Purchase Agreement between Beverly Hills Ltd., Inc. and Randal J.
         Personett regarding Pro's Edge Wholesale, Inc., dated January 26, 1999.

2.05     Acquisition Agreement between Beverly Hills Ltd., Inc. and Focused
         Media Ltd. and Global Golf Ltd., dated March 3, 1999.

3.1      Amended and Restated Articles of Incorporation of Beverly Hills Ltd.,
         Inc.(1)

3.2      Amended and Restated By-Laws of Beverly Hills Ltd., Inc.(1)

10.01    Loan and Security Agreement between Beverly Hills Ltd., Inc. and Briar
         & Wood, Inc., dated March 18, 1999.

10.02    Stock Purchase Agreement between H. Kevan Pickens, Andrea DaRif and
         Marc L. Bailin with respect to the purchase and sale of 100% of the issued and outstanding capital stock of Briar and Wood, Inc., dated
         March 18, 1999.

10.03    Addendum to Stock Purchase Agreement between Beverly Hills Ltd., Inc.
         and Briar & Wood, Inc., dated April 1, 1999.

10.04    Employment Agreement between Beverly Hills Ltd., Inc. and Clifford
         Wildes, dated May 19, 1999.

10.05    Subscription and Shareholders' Agreement between CNBC Sports
         International Limited, Beverly Hills Ltd., Inc. and Focused Media
         Limited, dated May 24, 1999.

10.06    Business Consulting Agreement between Beverly Hills Ltd., Inc. and
         Mackenzie Shea, Inc., dated May 27, 1999.

10.07    Option Agreement between Beverly Hills Ltd., Inc. and Luna Trading
         Limited, dated July 12, 1999.

10.08    Amendment to Agreement between Beverly Hills Ltd., Inc. and CNBC Sports
         International Limited, dated August 24, 1999.

10.09    Subscription and Shareholders' Agreement between CNBC Sports
         International Limited, Focused Media Limited, Beverly Hills Ltd., Inc.,
         Cycad Financial Holdings Limited and Luna Trading Limited, dated
         September 30, 1999.

10.10 Side Letter dated October 1, 1999 to Cycad Financial Holdings Limited regarding Focused Media Limited.

10.11    Modification Agreement regarding Subscription and Shareholders'
         Agreement between CNBC Sports International Limited, Focused Media
         Limited, Beverly Hills Ltd., Inc., Cycad Financial Holdings Limited and
         Luna Trading Limited, dated October 26, 1999.

10.12    Settlement Agreement between Beverly Hills Ltd., Inc. and Clifford
         Wildes, dated October 28, 1999.

10.13    Employment Agreement between Beverly Hills Ltd., Inc. and Marc
         Barhonovich, dated November 15, 1999.

10.14    Warrant to Purchase Common Stock issued to Marc Barhonovich, dated
         November 30, 1999.

10.15    Warrant to Purchase Common Stock issued to Steve Velte, dated January
         14, 1999.

10.16 Warrant to Purchase Common Stock issued to Triton Enterprises, Inc., dated February 7, 2000.

10.17    Settlement Agreement between CNBC Sports International Limited, Focused
         Media Limited, Global Golf Limited, Beverly Hills Ltd., Inc., Cycad
         Financial Holdings Limited and Luna Trading Limited, dated February 25,
         2000.

10.18    Letter Agreement dated April 12, 2000 to Gary Lipson, Receiver.

10.19    Assignment and Assumption Agreement between Beverly Hills Ltd., Inc.
         and Genuine Golf, LLC, Philip Kenny and Brian Mahoney, dated May 12,
         2000.

10.20    Amendment to Agreement between CNBC Sports International Limited,
         Focused Media Limited, Beverly Hills Ltd., Inc., dated August 31,
         1999.

10.21    Warrant to Purchase Common Stock issued to Leon F. Willis, Jr., dated
         February 24, 1999.

10.22    Retained Service Agreement between Beverly Hills Ltd., Ind. and
         Millennium Media, Ltd., dated November 15, 1999.

10.23    Addendum to Assignment and Assumption Agreement between Beverly Hills
         Ltd., Inc. and Genuine Golf, LLC, Philip Kenny and Brian Mahoney, dated
         May 12, 2000.

10.24    Assignment and Assumption Agreement between Golf Where, LLC, Philip
         Kenny, Blair Subry and Beverly Hills Ltd., Inc., dated May 12, 2000.

10.25    Addendum to Assignment and Assumption Agreement between Golf Where,
         LLC, Philip Kenny, Blair Subry and Beverly Hills Ltd., Inc., dated May
         12, 2000.

10.26    Closing Agreement between Beverly Hills, Ltd, Inc., Liam Gallagher,
         Eoin O'Sullivan, John Boyle, NovaTech Ltd., Focused Media Ltd. and
         Global Golf Ltd., dated October 9, 1999.

10.27    Letter Agreement with Sports Byline USA dated July 30, 1999.

10.28    Letters regarding Sports Byline USA and the Company's shares dated
         September 8, 1999.

21       Subsidiaries of Registrant

27       Financial Data Schedule

--------------
(1) Incorporated by reference to the registrant's Form 8-K Report dated February 24, 2000.