Form 10QSB
period 2000-03-31
BEVERLY HILLS LTD INC
filed 2000-08-04
CIK 1100392

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarter Period Ended March 31, 2000

                          Commission File No. 000-28523

                            BEVERLY HILLS LTD., INC.
                      -------------------------------------
             (Exact name of Registrant as specified in its Charter)

             Utah                                           87-0281305
   (State or jurisdiction of                               (IRS Employer
 incorporation or organization)                          Identification No.)

   16 N. Fort Harrison, Clearwater, Florida                    33755
-----------------------------------------------------          -----
   (Address of Principal Executive Office)                   (Zip Code)

Registrant's telephone number, including area code:    (727) 298-8771
---------------------------------------------------    --------------

              Former name, former address and former fiscal year,
                       if changed since last report: None
              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


As of August 2, 2000, there were 18,379,327 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                            BEVERLY HILLS LTD., INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 March 31,           December 31,
                                                                                   2000                  1999
                                                                            -------------------  ---------------------
                                                                               (Unaudited)
CURRENT ASSETS
       Cash                                                                $            46,922  $              34,692
       Accounts receivable                                                             290,046                126,608
       Due from affiliated companies                                                    75,000                 75,000
       Inventories                                                                     391,299                448,027
       Prepaid advertising                                                           3,236,122              1,832,025
                                                                            -------------------  ---------------------
                 TOTAL CURRENT ASSETS                                                4,039,389              2,516,352

PROPERTY & EQUIPMENT
       Furniture, fixtures and equipment                                               148,310                136,724
       Computer equipment and software                                                 803,927                777,655
       Leasehold improvements                                                           23,282                 23,282
       Less: allowance for depreciation                                              (556,962)              (493,686)
                                                                            -------------------  ---------------------
                                                                                       418,557                443,975
                                                                            -------------------  ---------------------
OTHER ASSETS
       Investment                                                                       55,000                 55,000
       Goodwill, net                                                                 3,405,185              3,044,567
       Deposits                                                                          9,468                 10,594
                                                                            -------------------  ---------------------
                                                                                     3,469,653              3,110,161
                                                                            -------------------  ---------------------

                                                                           $         7,927,599  $           6,070,488
                                                                            ===================  =====================

            The Notes to Consolidated Financial Statements are an integral part of these Statements.

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                March 31,             December 31,
                                                                                   2000                   1999
                                                                            -------------------     ------------------
                                                                               (Unaudited)
CURRENT LIABILITIES
       Accounts payable and accrued expenses                                $        2,429,562     $        2,243,176
       Accrued interest                                                                176,614                101,790
       Due to affiliate companies                                                          -0-                141,192
       Loans payable to affiliates                                                     737,872                537,968
       Line of credit                                                                  423,520                423,520
       Current maturities of long-term debt                                             22,153                 21,863
                                                                                                    ------------------
                                                                            -------------------
                TOTAL CURRENT LIABILITIES                                            3,789,721              3,469,509
                                                                            -------------------     ------------------

LONG TERM LIABILITIES
       Notes payable to stockholders                                                 1,009,495                863,871
       Notes payable, net of current maturities                                      1,917,441              1,529,198
                                                                            -------------------     ------------------
                                                                                     2,926,936              2,393,069
                                                                            -------------------     ------------------

STOCKHOLDER'S EQUITY  (DEFICIENCY IN ASSETS)
       Preferred stock, par value $0.001 per share:
         Authorized - 25,000,000 shares                                                    -0-                    -0-
         Issued and outstanding shares                                                     -0-                    -0-
       Convertible Preferred Stock, Series A,
         par value $.001 per share:
           Authorized - 1,500,000 shares                                                   -0-                    -0-
           Issued and outstanding shares                                                   -0-                    -0-
       Cumulative Convertible  Preferred  Stock,  Series B
         par value $.001 per share:
           Authorized - 1,500,000 shares                                                   -0-                    -0-
           Issued and outstanding shares                                                   -0-                    -0-
       Common stock, par value $0.001 per share:
         Authorized -  50,000,000 shares                                                   -0-                    -0-
         Issued 15,475,957 & 15,123,042 and
          outstanding 16,095,957 & 15,245,957                                           15,477                 15,124
       Additional paid-in capital                                                    8,696,206              7,698,283
       Additional paid-in capital - stock options                                    3,092,575              1,838,900
       Additional paid-in capital - warrants                                            11,250                    -0-
       Additional paid-in capital - stock payable                                    1,610,000                263,275
       Accumulated other comprehensive income                                           36,189                 11,567
       Accumulated deficit                                                         (12,250,755)            (9,619,239)
                                                                            -------------------     ------------------
                                                                                     1,210,942                207,910
                                                                            -------------------     ------------------

                                                                            $        7,927,599      $       6,070,488
                                                                            ===================     ==================

             The Notes to Consolidated Financial Statements are an integral part of these Statements.

                     Consolidated Statements of Operations
                            Beverly Hills Ltd., Inc.

                                                                           For Three Months Ended
                                                                                   March 31,
                                                                -------------------------------------------------
                                                                       2000                          1999
                                                                -------------------            ------------------
                                                                    Unaudited                      Unaudited
SALES                                                           $          529,675             $         276,518
COST OF SALES                                                              344,745                       147,417
                                                                -------------------            ------------------
GROSS PROFIT                                                               184,930                       129,101

OPERATING EXPENSES
     Advertising                                                           384,944                       107,167
     Amortization and depreciation                                         270,458                        40,364
     Insurance                                                              12,985                        14,151
     Licenses and permits                                                      105                           308
     Office expenses                                                        16,102                         9,551
     Professional fees                                                   1,113,344                       241,976
     Rental expense                                                         28,744                        18,734
     Compensation expense                                                  669,636                       581,648
     Bad debt expense                                                       99,872                             0
     Foreign currency                                                       44,153                             0
     Interest expense                                                       80,643                        19,519
     Service charges                                                         8,416                         3,827
     Travel and entertainment                                               23,386                         1,405
     Utilities                                                              19,890                         9,907
     Miscellaneous                                                          43,768                        20,246
                                                                -------------------            ------------------
          Total operating expense                                        2,816,446                     1,068,803
                                                                -------------------            ------------------
NET LOSS                                                        $       (2,631,516)            $        (939,702)
                                                                ===================            ==================

NET LOSS PER SHARE                                              $             (.17)            $            (.08)
                                                                ===================            ==================

DILUTED LOSS PER SHARE                                          $             (.16)            $            (.07)
                                                                ===================            ==================

WEIGHTED AVERAGE COMMON SHARES                                          15,586,031                    12,038,466
                                                                ===================            ==================

WEIGHTED AVERAGE DILUTED SHARES                                         16,211,476                    12,360,125
                                                                ===================            ==================

            The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statements of Stockholder's Equity (Deficit) - Unaudited
For the three Months Ended March 31, 1999 and 2000
BEVERLY HILLS LTD., INC.

                                                                     Paid in Capital            Accumu-
                                                      ----------------------------------------  lated
                                    Common Stock                                                Other
                                 -------------------  (Discount                                 Compre-     Acumu-
                                   No. of             on Common  (Stock                (Stock   hensive     lated
                                   Shares     Amount   Stock)    Options)  (Warrants)  Payable) Income     (Deficit)      Total
                                 ----------  ------- ----------  --------  --------- ---------  -------  ------------  ---------
Balance at January 1, 1999       11,568,134  $11,568 $  685,944  $    -0-  $   -0-   $    -0-   $11,567   $(1,481,346) $   (783,834)

January 1999, stock issued
   for services                     344,212      345    346,767       -0-      -0-        -0-        -0-          -0-       347,112
March 1999, stock issued
   for cash                         962,000      962  1,176,038       -0-      -0-        -0-        -0-          -0-     1,177,000
March 1999, stock issued
   for acquisition                   80,606       81    664,919       -0-      -0-        -0-        -0-          -0-       665,000
Options issued in the period
   ended March 31, 1999                 -0-      -0-        -0-   114,000      -0-        -0-        -0-          -0-       114,000
Stock outstanding for acquisition
   and services at March 31, 1999       -0-      -0-        -0-       -0-      -0-  2,551,664        -0-          -0-     2,551,664
Net loss for the quarter ended
   March 31, 1999                       -0-      -0-        -0-       -0-      -0-        -0-        -0-     (939,702)     (939,702)
                                 ----------  ------- ----------  --------  ------- ----------   -------   -----------  ------------
Balance at March 31, 1999        12,954,952  $12,956 $2,873,668  $114,000  $     0 $2,551,664   $11,567   $(2,421,048) $  3,131,240
                                 ==========  ======= ==========  ========  ======= ==========   =======   ===========  ============

               The Notes to Consolidated Financial Statements are an integral part of these Statements.

                                                                     Paid in Capital            Accumu-
                                                      ----------------------------------------  lated
                                    Common Stock                                                Other
                                 -------------------  (Discount                                 Compre-     Acumu-
                                   No. of             on Common  (Stock                (Stock   hensive     lated
                                   Shares     Amount   Stock)    Options)  (Warrants)  Payable) Income     (Deficit)      Total
                                 ----------  ------- ----------  --------  --------- ---------  -------  ------------  ---------
Balance at January 1, 2000       15,123,042  $15,124 $7,698,283 $1,838,900 $    -0- $  263,276   $11,567   $(9,619,239) $   207,911

January 2000, stock issued
   for services                      60,000       60     59,940        -0-      -0-    (60,000)      -0-           -0-            0
January 2000, stock issued
   for services                       6,575        7      6,569        -0-      -0-     (6,576)      -0-           -0-            0
January 2000, stock issued
   to retire debt                    36,340       36    181,664        -0-      -0-   (181,700)      -0-           -0-            0
February 2000, stock issued
   for acquisition                  250,000      250    749,750        -0-      -0-        -0-       -0-           -0-      750,000
February 2000, warrants issued
   attached to notes payable            -0-      -0-        -0-        -0-   11,250        -0-       -0-           -0-       11,250
Options issued in the period
   ended March 31, 2000                 -0-      -0-        -0-  1,253,675      -0-        -0-       -0-           -0-    1,253,675
Stock outstanding in exchange
   for services at March 31, 2000       -0-      -0-        -0-        -0-      -0-  1,595,000       -0-           -0-    1,595,000
Foreign currency translation
   adjustment                           -0-      -0-        -0-        -0-      -0-        -0-    24,622           -0-       24,622
Net loss for the quarter ended
   March 31, 2000                       -0-      -0-        -0-        -0-      -0-        -0-       -0-    (2,631,516)  (2,631,516)
                                 ----------  ------- ---------- ---------- -------- ----------   -------  ------------  -----------
Balance at March 31, 2000        15,475,957  $15,477 $8,696,206 $3,092,575 $ 11,250 $1,610,000   $36,189  $(12,250,755) $ 1,210,942
                                 ==========  ======= ========== ========== ======== ==========   =======  ============  ===========

           The Notes to Consolidated Financial Statements are an integral part of these Statements.

Statements of Cash Flows
BEVERLY HILLS LTD., INC.

                                                                                     For Three Months Ended
                                                                                             March 31,
                                                                          ---------------------------------------------
                                                                                2000                          1999
                                                                          -----------------           -----------------
                                                                              Unaudited                     Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $     (2,631,516)           $       (939,702)
   Adjustments to reconcile net loss
      to net cash used by operating activities:
         Common stock issued for services                                           66,576                     347,112
         Common stock rights issued for services                                 2,611,650                     190,644
         Amortization & depreciation                                               270,458                      40,364
         Foreign currency translation adjustment                                    24,622                           0
         Decrease (increase)  in:
            Accounts receivable                                                   (163,438)                   (225,302)
            Due from affiliates                                                          0                    (295,260)
            Inventory                                                               56,728                      67,818
            Other assets, current                                               (1,403,597)                      5,007
            Other assets, noncurrent                                               182,826                      21,989
         Increase in:
            Accounts payable and accruals                                          186,386                     219,383
            Accrued interest                                                        74,824                     (61,428)
            Other liabilities                                                      240,412                    (522,438)
                                                                          -----------------           -----------------
               Total adjustments                                                 2,147,447                    (212,111)
                                                                          -----------------           -----------------
                  Net cash used by operating
                     activities                                                   (484,069)                 (1,151,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                           (37,858)                    (70,558)
   Acquisition of subsidiaries                                                           0                    (250,000)
                                                                          -----------------           -----------------
                  Net cash used by investing
                      activities                                                   (37,858)                   (320,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit                                                          0                     (31,850)
   Proceeds from loans                                                             534,157                     501,354
   Proceeds from issuance of common stock                                                0                   1,177,000
                                                                          -----------------           -----------------
                    Net cash provided by
                       financing activities                                        534,157                   1,646,504
                                                                          -----------------           -----------------

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                    12,230                     174,133
CASH AND CASH EQUIVALENTS ( OVERDRAFT)
     AT THE BEGINNING OF PERIOD                                                     34,692                     (41,310)
                                                                          -----------------           -----------------
CASH AND CASH EQUIVALENTS
     AT THE END OF THE PERIOD                                             $         46,922            $        132,823
                                                                          ================            =================

           The Notes to Consolidated Financial Statements are an integral part of these Statements.


Statements of Cash Flows - Continued
BEVERLY HILLS LTD., INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                     For Three Months Ended
                                                                                             March 31,
                                                                          ---------------------------------------------
                                                                                2000                          1999
                                                                          -----------------           -----------------
                                                                              Unaudited                     Unaudited

INTEREST PAID                                                             $         5,819             $         80,947
                                                                          ================            =================
ACQUISITION OF SUBSIDIARIES
                                             During the period ended March  31, 1999

                                                 Pro's Edge       Golf Shoes        Focused            Total
                                               ---------------  --------------- ----------------  -----------------
  Goodwill                                     $      176,007   $      786,995  $     2,490,512   $      3,453,514
  Assets acquired                                     160,782          457,438          546,147          1,164,367
  Liabilities acquired                               (136,789)        (344,433)        (379,959)          (861,181)
  Stock to be issued                                      -0-         (665,000)      (2,656,700)        (3,321,700)
  Notes payable issued                                    -0-         (185,000)             -0-           (185,000)
                                               ---------------  --------------- ----------------  -----------------

  Net cash                                     $      200,000   $       50,000  $             0   $        250,000
                                               ===============  =============== ================  =================

                                             During the period ended March  31, 2000

                                                                                    Keynote
                                                                                ----------------
  Goodwill                                                                      $       749,500
  Assets acquired                                                                           500
  Liabilities acquired                                                                      -0-
  Stock issued                                                                         (750,000)
  Notes payable issued                                                                      -0-
                                                                                ----------------
  Net cash                                                                      $           -0-
                                                                                ================

         The Notes to Consolidated Financial Statements are an integral part of these Statements.

                   Notes to Consolidated Financial Statements
                            BEVERLY HILLS LTD., INC.
                                 March 31, 2000

Note A - Summary of Significant Accounting Policies

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

The Company was a developmental stage company from March 15, 1996 to December 31, 1998 as defined in Financial Accounting Standards Board Statement No. 7. The Company elected not to be a developmental stage company in 1999 due to the acquisitions of the subsidiaries.

         Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, HMW Golf d/b/a The Hanlon Group, a shell, Golf Shoes Plus, Inc., a retail and internet golf company, Pro's Edge Wholesale, Inc., a wholesale golf company, Focus Media Limited, involved in digitalization of information for dissemination, distribution and promotion through digital media and Keynote Acquisition Corporation. All intercompany transactions have been eliminated.

         Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.

         Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         Property and Equipment

All property and equipment is recorded at cost and depreciated over their estimated useful lives, which is three years for computers and website development costs, five to ten years for furniture and equipment and ten years for leasehold improvements, using the straight-line method. Depreciation expense for the three months ended March 31, 2000 and 1999 totaled $63,854 and $239 respectively.

         Investment

The Company has a less than twenty percent investment in the equity of an investee. The Company accounts for the investment using the cost method.

         Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method.

         Goodwill

Goodwill is amortized on the straight-line basis over four years. Amortization expense of goodwill for the three months ended March 31, 2000 and 1999 was $206,604 and $40,125 respectively.

         Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income taxes.

         Prepaid Advertising

Prepaid advertising consists of advertising, valued by the advertising agency at $2,011,250, that was purchased by the Company in exchange for 250,000 shares of common stock. The market value at July 30, 1999 was $7.56 per share. The contract was valued and recorded at the stock price which gave a total value of $1,890,625. Advertising is expensed when the advertisement is first run. During the three months ended March 31, 2000 and 1999, the Company expensed $72,257 and zero, respectively, of advertising expense associated with the prepaid advertising. The advertising can be used by the Company at any time.

On November 15, 1999 Beverly Hills Ltd., Inc. entered into an advertising agreement whereby the Company was to issue 600,000 shares of stock in exchange for advertising valued by the advertising agency at $2,400,000. The Company recorded the transaction as prepaid advertising worth $1,590,000, which was equal to the market price of the stock at the date of the contract. The market price of the stock on November 15, 1999 was $2.65 per share. During the three months ended March 31, 2000 and 1999, the Company expensed $113,646 and zero, respectively, of the prepaid advertising cost. The advertising can be used by the Company at any time. The stock was not issued as of March 31, 2000 but was outstanding. The stock to be issued, valued at $1,590,000, is included in additional paid-in capital -- stock payable. The remaining $20,000 in stock payable is payable to affiliates.

     Reclassifications

Reclassification   of  certain  amounts  in  the  1999  consolidated   financial
statements have been made to conform to 2000 presentation. The reclassifications did not have a material impact on the financial statements.

      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner, except the number of weighted average shares outstanding is adjusted for the number of additional common shares that would have been outstanding if the potential common shares had been issued. The following table represents the earnings per share calculations for the three months ended March 31, 2000 and 1999.

                                                                        Per
                                          Net                          Share
                                         Loss           Shares         Amount
                                         ----           ------         ------
March 31, 2000
   Basic earnings per share         $(2,631,516)      15,583,031      $  (.17)
   Dilutive securities                   -0-             628,445          .01
                                    -----------       ----------      -------

   Diluted earnings per share       $(2,631,516)      16,211,476      $  (.16)
                                    ===========       ==========      =======

March 31, 1999
   Basic earnings per share         $  (939,702)      12,029,299      $  (.08)
   Dilutive securities                   -0-             330,826          .01
                                    -----------       ----------      -------

   Diluted earnings per share       $(1,095,032)      12,360,125      $  (.07)
                                    ===========       ==========      =======


Note B - Acquisition of Subsidiary

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

Note C - Advances and Loans Payable to Stockholders and Others

Stockholders of the Company, officers and affiliates of the Company made multiple loans to the Company to fund working capital. Loans in the amount of $637,872 and $537,968 at March 31, 2000 and December 31, 1999, respectively, have no stated interest rate and are due on demand.

On March 1, 2000 a director of the company loaned the Company $100,000 on a short term note due on May 1, 2000 with ten percent interest. Currently the Company has not repaid the note and since May 1, 2000 the note has been accruing interest at the rate of fifteen percent. The note is secured by the assets of the Company. The director has not called the note as of the present date. Accrued interest on this note at March 31, 2000 was $820.

A stockholder of the Company loaned the Company $498,871 at March 31, 2000 and December 31, 1999. These loans are secured by the assets of the Company. The notes accrue interest at ten percent per annum. Interest is due monthly. The balance of accrued interest at March 31, 2000 and December 31, 1999 was $42,155 and $31,638. The note plus accrued interest is due on April 30, 2001 or upon an event of default, as defined, or a private placement or public offering.

Another stockholder of the Company loaned the Company $55,000 and $25,000 as of March 31, 2000 and December 31, 1999, respectively. The note accrues interest at ten percent per annum. The balance of accrued interest at March 31, 2000 was $2,375. The note plus accrued interest is due on April 19, 2001.

The Company had loans from two stockholders in the amounts of $200,000 and $255,625 as of March 31, 2000, of which $200,000 and $140,000 respectively, was outstanding at December 31, 1999. Both accrue interest at ten percent per annum. At March 31, 2000, the balance of accrued interest was $19,658 and $14,179, respectively. At December 31, 1999 the balance of accrued interest was $14,685 and $8,888, respectively. The loans are due on October 5, 2001 and July 14, 2001.

Note D - Lines of Credit

The Company has a line of credit with an investment company. The line is for a maximum of $2,500,000 and accrues interest at twelve percent. At March 31, 2000, the Company had $353,476 outstanding under the line and accrued interest of $34,928. The line of credit expired on April 1, 2000. The Company extended the repayment of the note by issuing a $400,000 note payable and accrued interest to the investment company which is due by July 31, 2000. The balance on the line of credit has not changed as of the present.

Golf Shoes Plus has a line of credit with a bank that provides a credit commitment of $75,000 available for working capital in the ordinary course of business. The outstanding balance bears interest at eight and three-quarters percent and is personally guaranteed by an officer of the

Company. The Company's borrowings against this commitment was $70,044 at March 31, 2000 and December 31, 1999.

Note E - Notes Payable

The Company had the following notes payable:

                                                          March 31, December 31,
                                                           2000         1999
                                                        ----------   ----------

Installment note payable for working capital. The
   note is secured by assets of the Company and
   accrues interest at 10% with balance due May 31,
   2001. The commitment is through an institution
   that is wholly-owned by the majority stockholder.    $1,868,276   $1,481,158

At March 31, 2000 the Company had an unsecured
   commercial loan from a bank. Monthly payments of
   $1,250 plus interest at 1% plus the bank's prime
   rate plus 1% with final payment due August 13,
   2002.                                                    35,002       38,752

At March 31, 2000 the Company had a note payable to
   a financial institution. The note is secured by
   equipment and a personal guarantee of an officer
   of the Company. The note is payable in monthly
   principal and interest installments with final
   payment due March, 2003. The interest rate is 9%.        36,316       31,151
                                                        ----------   ----------
                                                         1,931,594    1,551,061
Current portion                                             22,153       21,863
                                                        ----------   ----------

Long-term portion                                       $1,917,441   $1,529,198
                                                        ==========   ==========

Future maturities of long-term debt are as follows:

                  Year Ending
                  March  31,                          Amount

                    2000                          $      22,153
                    2001                              1,887,667
                    2002                                 14,524
                    2003                                 15,250
                                                  -------------
                                                  $   1,931,594

Note F - Stock Restrictions

Certain shares of common stock have been issued to officers or employees of the Company. These shares are considered restricted and cannot be sold for two years. Restricted shares totaled 10,792,618 at March 31, 2000 and 11,014,033 at December 31, 1999.

Note G - Related Party Transactions

The Company had receivables from affiliated companies that are owned by officers of the subsidiaries at March 31, 2000 in the amount of $5,345 and December 31, 1999 in the amount of $7,564 which are included in accounts receivable.

On January 20, 2000 the Company issued 36,340 shares of its stock valued at $5 per share to various creditors, some of whom are affiliates, of Global Golf, Ltd. The transaction was recorded as an intercompany loan of $181,700 from Beverly Hills Ltd., Inc. to its subsidiary, Focused Media Ltd., which owns Global Golf Ltd.

Note H - Stock Options

On January 11, 2000, the Company issued stock options to a member of the board of directors. The Company granted 250,000 stock options with a strike price of $1.50 per share. The shares may be exercised at any time through January 11, 2005.

On February 1, 2000, the Company issued stock options to an attorney in payment of fees. The Company granted 75,000 stock options with a strike price of $1.50 per share. The shares may be exercised at any time through February 1, 2005.

On February 1, 2000, the Company issued stock options to an attorney in payment of fees. The Company granted 75,000 stock options with a strike price of $1.50 per share. The shares may be exercised at any time through February 1, 2005.

On February 28, 2000, the Company issued stock options to a company in conjunction with the issuance of stock to the Company. The Company granted 25,000 options with a strike price of $2.00 per share. The shares may be exercised at any time through February 28, 2005.

On March 1, 2000, the Company issued stock options to a company in conjunction with the lending of funds to the Company. The Company granted 50,000 options with a strike price of $1.50 per share. The shares may be exercised at any time through March 1, 2005.

A summary of the Company's outstanding stock options at March 31, 2000 and December 31,1999 and the changes during the respective periods then ended is as follows:

                                                 March 31, 2000                        December 31, 1999
                                            ------------------------                 -------------------
                                             Exercise                                 Exercise
                                              Shares               Price               Shares            Price
                                              ------               -----               ------            -----
                 Outstanding at beginning
                   of period                 3,370,900           $.05-7.00                  -0-         $    -0-

                 Granted                       475,000            .05-2.00            3,370,900         .05-7.00

                 Vested                         50,000                5.00

                 Exercised                         -0-                                      -0-
                                             ---------                               ----------

                 At end of period            3,895,900            .05-7.00            3,370,900         .05-7.00
                                             ---------           ---------           ----------

                 Exercisable at March 31, 2000                   3,823,400           $.05-7.00
                                                                 =========           =========

In accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to record compensation cost under Accounting Principles Board Opinion (APB) No. 25 and, accordingly, does not recognize compensation cost for options granted at or above market value of the related stock. The Company had outstanding stock options payable of $3,092,575 and $1,838,900 at March 31, 2000 and December 31, 1999, respectively, which represent the value of options issued below fair market value.

Note I - Commitments and Contingencies

         Litigation

The Company, Marc Barhonovich, Steven Velte and Michael Hanlon, an officer of Global Golf, are defendants in an action pending in the United States District Court for the Northern District of Georgia brought by NBC Sports International Limited. The parties have settled this matter and it will be dismissed upon the Company fully performing its obligations under the terms of the settlement agreement. The Company is required to pay a remaining $400,000 for advertising they had used in connection with an earlier agreement with CNBC Sports International Limited. Through March 31, 2000 the Company had paid $100,000 to CNBC leaving a balance accrued of $300,000 still owing at that time. Subsequent to March 31, 2000 the remaining balance of $300,000 has been paid.

The Company and one of its stockholders, Lehigh Enterprise, Ltd. (Lehigh) are plaintiffs in a lawsuit against Friss Asset Management Company (Friss), an associated individual, Irvin

Freedman, The Grand Master Company, Chautauqua Asset Management Company, and New Generation Polymers, LLC which is pending in the U.S. District Court for the Middle District of Florida, Tampa Division, Civil Case No. 99-2286-CIV-26C. This lawsuit arises from (a) certain abortive acquisition transactions, pursuant to which the Company would have acquired various companies, including The Grand Master Company, Chautauqua Asset Management Company and New Generation Polymers, LLC, in exchange for stock and capital funding to be provided by the Company to each of the companies to be acquired; and (b) an aborted financing transaction pursuant to a separate agreement between Lehigh and Friss, in which Lehigh agreed to furnish 1,600,000 of its shares in the Company to Friss as consideration for $8,000,000 of capital funding to be provided by Friss to the Company.

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

On January  26,  1999,  the Company  concluded  its  acquisitions  of two of its present  subsidiaries,  Golf Shoes Plus,  Inc.  and Pro's Edge  Wholesale,  Inc.
(respectively, GSP and PEW) from their former stockholder, Randall J. (Hap) Personett. The Company has certain outstanding obligations, in cash and also, possibly, additional (restricted) shares of the Company's common stock, representing the balance of the consideration which it agreed to pay for GSP.
The  Company  believes  the cash  portion  of its  remaining  obligation  to Mr.
Personett for the acquisition of GSP to be in the approximate amount of $185,000. The Company and Mr. Personett agree that the number of additional shares of the Company's common stock to which Mr. Personett is entitled totals 232,335 shares.

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

In May 2000, the Company infused approximately $177,000 into GSP. The funds were used to pay various vendors and to pay down the balances on a bank loan and GSP's line of credit.

Note J - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has minimal assets, has lacked working capital for the past several years, and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management is currently seeking adequate financing to continue operations of the Company and its Subsidiaries.

Note K - Subsequent Events

On May 12, 2000, the Company assumed the lease of two golf stores at an airport location. They also obtained the rights to open golf stores in other airports. They also assumed the inventory line of credit not to exceed $150,000 in exchange for the lease agreement and rights, Beverly Hills has agreed to exchange one and one-half percent of the stock of Focus Media Limited. The Company also agreed to issue 250,000 shares of restricted stock. The restriction will be lifted at the rate of 62,500 shares for every three months the agreement is in effect. The agreement may be terminated if the Company does not secure a minimum of $2,500,000 in funding by July 31, 2000.

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

Item 2:    Management's Discussion and Analysis of Financial Condition
              and Results of Operations

GENERAL STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

OVERVIEW

Revenues for the first quarter of 2000 were approximately $530,000 compared to $277,000 for the same period in 1999. The increase in revenues was is due to the acquisition, in the first quarter of 1999, of three golf related entities: Golf Shoes Plus, Pro's Edge Wholesale and Global Golf.Com. Revenues for the first quarter 2000 reflect three full months of operating results versus two months in 1999 for Golf Shoes Plus and Pro's Edge Wholesale and no operating results reported for Global Golf as it wasn't acquired until the end of March, 1999. With these acquisitions Beverly Hills Ltd., Inc. is moving from a developmental company to an internet holding company whereby the bulk of products sold by Golf Shoes Plus and Pro's Edge will be sold through Global Golf. Com which is designed to become a comprehensive internet golf portal.

Cost of sales for the first quarter of 2000 was approximately $345,000 compared to $147,000 for the same period of 1999. Cost of sales consists of cost of hard goods sold through Golf Shoes Plus's retail outlets and the internet and through Pro's Edge Wholesale's outlet. The results reflect three months of operations for Golf Shoes Plus and Pro's Edge Wholesale in 2000 versus two months in 1999.

Advertising costs were approximately $385,000 for the first quarter 2000 compared to $107,000 for the same period of 1999. The increase is primarily attributable to the launch of a radio and magazine advertising campaign intended to build name recognition for the Beverly Hills and Global Golf names.

The increase in amortization and depreciation is primarily due to the amortization of goodwill (approximately $206,600) generated by the acquisitions completed during the first quarter of 1999. We expect amortization of goodwill to increase as additional acquisitions are closed. Our policy is to amortize goodwill over four years. The remaining increase (approximately $64,000) represents the amortization of website development costs and the depreciation of office equipment and store fixtures at the various locations.

Professional fees were approximately $1,113,000 (approximately $897,000 paid with stock) for the first quarter of 2000 compared to $242,000 in first quarter 1999. The increase is attributable to legal and accounting fees incurred in connection with the 1999 audit and related SEC filings and the Keynote acquisition; and costs associated with raising additional working capital.

Approximately $100,000 of bad debt expense in the first quarter 2000 is due to the establishment of a reserve against an amount due from "The Golfer" magazine.

Compensation expense for the first quarter of 2000 was approximately $670,000 (approximately $334,000 was through issuance of stock) compared to approximately $582,000 (approximately $417,000 was through issuance of stock) for the first quarter of 1999. The increase is attributable to three full months of operations at Golf Shoes Plus, Pro's Edge Wholesale and Global Golf in the first quarter of 2000 versus two months of operations at Golf Shoes Plus and Pro's Edge Wholesale in 1999 and no reported operations for Global Golf as it was acquired at the end of March, 1999.

Interest expense increased approximately $61,000 as our notes payable issued primarily for working capital increased significantly.

The remaining operating costs were approximately $198,000 in the first quarter of 2000 compared to $78,000 for the first quarter of 1999. Costs included herewith are: insurance, rent, travel & entertainment, utilities, and miscellaneous other. The increase is mostly attributable to the operating subsidiaries.

Liquidity and Capital Resources

Our auditors have raised the issue that there is substantial doubt that we will be able to continue as a going concern as a result of significant losses and negative working capital. A significant amount of capital has been expended towards building corporate infrastructure and operating and capital expenditures in connection with certain acquisitions and the establishment of our programs. These expenditures have been incurred in advance of the realization of revenue that may occur as a result of such programs. As a result our Liquidity and capital resources have diminished significantly. Liquidity and capital resources could improve within the short term by a combination of any one or more of the following factors: (i) an increase in revenues and gross profit from operations; and (ii) financing activities. An inability to generate cash from either of these factors within the short term could adversely affect our operations and plans for future growth. If these issues are not addressed, we may have to materially reduce the size and scope of our planned operations.

Beverly Hills had a negative cash flow from operations of approximately $484,000, and $1,152,000 for the periods ended March 31, 2000 and 1999, respectively. The change is primarily due to the increase in accounts payable and accrued expenses in the first quarter of 2000. The change in cash flow from investing activities from approximately $321,000 in the first quarter of 1999 to $38,000 in 2000 is due to the acquisition of subsidiaries for cash in 1999. Cash flow generated by financing activities decreased from approximately $1,647,000 in 1999 to 534,000 in 2000. This was primarily because there were no issuances of common stock in the first quarter of 2000. Substantial additional cash will be required to implement our business plan.

Operations and working capital requirements have been met primarily through issuance of the Company's equity securities and short and long term debt instruments as well as vendor financing.

The Company has adopted a three-pronged financing plan:

         Seek mergers, joint ventures or financing arrangements with larger private or public entities in related industries.

         Seek short and long term financing through private placements of debt and equity securities in the capital markets.

         Mount an aggressive campaign to acquire companies for cash, if available, and otherwise for registered Beverly Hills common stock. This will require substantial working capital to fund operating and merger and acquisition expenses and to pay the significant cost of compliance with applicable securities laws.

There can be no assurance that financing will be available in amounts or on terms acceptable to Beverly Hills, if at all. Should the Company be unsuccessful in its efforts to raise capital, it may be required to curtail operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No change from prior filing, except that the Company has fully performed its obligation in the settlement of the action brought by CNBC Sports International Limited in the U.S. District Court for the Northern District of Georgia and the action was withdrawn.

Item 2:  Changes in Securities and Use of Proceeds

                  (a)      None

                  (b)      None

                  (c)      None

                  (d)      Not Applicable

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:

         27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  1.       Form 8-K Report dated March 10, 2000
                  2.       Form 8-K Report dated April 28, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 3, 2000                     BEVERLY HILLS LTD, INC.



                                            By: /s/ Marc Barhonovich
                                                --------------------------------
                                                Marc Barhonovich, President