Form 10QSB
period 2000-06-30
BEVERLY HILLS LTD INC
filed 2000-08-21
CIK 1100392

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

                  For the Quarterly Period Ended June 30, 2000

                         Commission File No. 000-28523

                            BEVERLY HILLS LTD., INC.
                      -------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Utah                                 87-0281305
       (State or jurisdiction of                     (IRS Employer
     incorporation or organization)                Identification No.)

16 N. Fort Harrison, Clearwater, Florida                 33755
-----------------------------------------                -----
(Address of Principal Executive Office)                (Zip Code)

Registrant's telephone number, including area code:    (727) 298-8771
---------------------------------------------------    --------------

              Former name, former address and former fiscal year,
                       if changed since last report: None
              ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of August 18, 2000, there were 18,379,327 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

Consolidated Balance Sheets
BEVERLY HILLS LTD., INC.

                                     ASSETS

                                                                       June 30,                December 31,
                                                                         2000                      1999
                                                                    --------------           --------------
                                                                     (Unaudited)
CURRENT ASSETS
     Cash                                                           $       48,134           $       34,692
     Accounts receivable                                                   250,825                  126,608
     Due from affiliated companies                                          50,000                   75,000
     Inventories                                                           381,924                  448,027
     Prepaid advertising                                                 3,088,491                1,832,025

               TOTAL CURRENT ASSETS                                      3,819,374                2,516,352

PROPERTY & EQUIPMENT
     Furniture, fixtures and equipment                                     146,758                  136,724
     Computer equipment and software                                       812,126                  777,655
     Leasehold improvements                                                 23,282                   23,282
     Less: allowance for depreciation                                     (629,678)                (493,686)
                                                                           352,488                  443,975
OTHER ASSETS
     Investment                                                             55,000                   55,000
     Goodwill, net                                                       3,132,123                3,044,567
     Deposits                                                                8,344                   10,594
                                                                         3,195,467                3,110,161
                                                                    --------------           --------------
                                                                    $    7,367,329           $    6,070,488
                                                                    ==============           ==============

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                       June 30,                December 31,
                                                                         2000                      1999
                                                                    --------------           --------------
                                                                      (Unaudited)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                          $    2,173,407           $    2,243,176
     Accrued interest                                                      219,237                  101,790
     Due to affiliate companies                                            170,857                  141,192
     Loans payable to affiliates                                           822,400                  537,968
     Line of credit                                                         44,067                  423,520
     Current maturities of long-term debt                                    9,736                   21,863
                                                                    --------------           --------------
              TOTAL CURRENT LIABILITIES                                  3,439,704                3,469,509
                                                                    --------------           --------------
LONG TERM LIABILITIES
     Notes payable to stockholders                                         957,308                  863,871
     Notes payable, net of current maturities                            1,927,938                1,529,198
                                                                    --------------           --------------
                                                                         2,885,246                2,393,069
                                                                    --------------           --------------
STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
     Preferred stock, par value $0.001 per share:
       Authorized - 25,000,000 shares                                          -0-                      -0-
       Issued and outstanding shares                                           -0-                      -0-
     Convertible Preferred Stock, Series A,
       par value $.001 per share:
         Authorized - 1,500,000 shares                                         -0-                      -0-
         Issued and outstanding shares                                         -0-                      -0-
     Cumulative Convertible Preferred Stock, Series B
       par value $.001 per share:
         Authorized - 1,500,000 shares                                         -0-                      -0-
         Issued and outstanding shares                                         -0-                      -0-
     Common stock, par value $0.001 per share:
       Authorized - 50,000,000 shares
       Issued 16,406,424 & 15,123,042 and
        outstanding 16,932,741 & 15,245,957                                 16,407                   15,124
     Additional paid-in capital                                         11,617,576                7,698,283
     Additional paid-in capital - stock options                          2,110,400                1,838,900
     Additional paid-in capital - warrants                                  11,250                      -0-
     Additional paid-in capital - stock payable                            526,316                  263,275
     Accumulated other comprehensive income                                (25,156)                  11,567
     Accumulated deficit                                               (13,214,414)              (9,619,239)
                                                                    --------------           --------------
                                                                         1,042,379                  207,910
                                                                    --------------           --------------
                                                                    $    7,367,329           $    6,070,488
                                                                    ==============           ==============

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statements of Operations
BEVERLY HILLS LTD., INC.

                                                        For Three Months Ended                    For Six Months Ended
                                                                June 30,                                 June 30,
                                                    ---------------------------------        ---------------------------------
                                                         2000                1999                  2000               1999
                                                    -------------      --------------        --------------      -------------
                                                      Unaudited          Unaudited             Unaudited           Unaudited

SALES                                               $     409,747      $      430,767        $      939,422      $     707,285
COST OF SALES                                             271,810             234,085               616,555            381,502
                                                    -------------      --------------        --------------      -------------
GROSS PROFIT                                              137,937             196,682               322,867            325,783

OPERATING EXPENSES
     Advertising                                          330,599             178,779               715,543            285,946
     Amortization and depreciation                        345,779             293,836               616,237            334,200
     Insurance                                             18,399              11,416                31,384             25,567
     Licenses and permits                                     555               1,985                   660              2,293
     Office expenses                                       54,975              20,178                71,077             29,729
     Professional fees                                     16,670             277,033             1,130,014            519,009
     Rental expense                                        34,279              42,777                63,023             61,511
     Compensation expense                                 296,787           1,985,195               966,423          2,566,843
     Bad debt expense                                         354                   0               100,226                  0
     Foreign currency loss (gain)                         (48,241)              4,667                (4,088)             4,667
     Interest expense                                      99,013              34,404               179,656             53,923
     Service charges                                        8,848               7,794                17,264             11,621
     Travel and entertainment                              14,337              56,116                37,723             57,521
     Utilities                                             19,623              19,446                39,513             29,353
     Miscellaneous                                        (90,381)             12,836               (46,613)            33,082
                                                    -------------      --------------        --------------      -------------
          Total operating expense                       1,101,596           2,946,462             3,918,042          4,015,265
                                                    -------------      --------------        --------------      -------------
NET LOSS                                            $    (963,659)     $   (2,749,780)       $   (3,595,175)     $  (3,689,482)
                                                    =============      ==============        ==============      =============
NET LOSS PER SHARE                                  $        (.06)     $         (.21)       $         (.23)     $        (.29)
                                                    =============      ==============        ==============      =============
DILUTED LOSS PER SHARE                              $        (.05)     $         (.20)       $         (.21)     $        (.27)
                                                    =============      ==============        ==============      =============
WEIGHTED AVERAGE COMMON SHARES                         15,920,331          13,269,952            15,570,831         12,653,099
                                                    =============      ==============        ==============      =============
WEIGHTED AVERAGE DILUTED SHARES                        17,053,831          13,611,245            17,341,453         13,779,599
                                                    =============      ==============        ==============      =============

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statements of Stockholder's Equity (Deficiency in Assets) - Unaudited
For the six Months Ended June 30, 1999 and 2000
BEVERLY HILLS LTD., INC.

                                                            Paid in Capital
                          Common Stock      ----------------------------------------------- Accumulated
                     --------------------   (Discount                                          Other
                       No. of                on Common      (Stock                 (Stock  Comprehensive  Accumulated
                       Shares      Amount      Stock)       Options)   (Warrants)  Payable)    Income      (Deficit)       Total
                     ----------   -------   -----------   -----------   -------   ---------   --------   ------------   -----------
Balance at
January 1, 1999      11,568,134   $11,568   $   685,944   $       -0-   $   -0-  $      -0-   $    -0-   $ (1,481,346)  $  (783,834)

January 1999,
 stock issued
 for services           344,212       345       346,767           -0-       -0-         -0-        -0-            -0-       347,112

March 1999,
 stock issued
 for cash               962,000       962     1,176,038           -0-       -0-         -0-        -0-            -0-     1,177,000

March 1999,
 stock issued
 for acquisition         80,606        81       664,919           -0-       -0-         -0-        -0-            -0-       665,000

Options issued
 in the six months
 ended June 30, 1999        -0-       -0-           -0-     1,359,900       -0-         -0-        -0-            -0-     1,359,900

Stock outstanding
 for acquisition
 and services at
 June 30, 1999              -0-       -0-           -0-           -0-       -0-   3,008,288        -0-            -0-     3,008,288

Foreign currency
 translation
 adjustment                 -0-       -0-           -0-           -0-       -0-         -0-      7,490            -0-         7,490

Net loss for the
 six months ended
 June 30, 1999              -0-       -0-           -0-           -0-       -0-         -0-                (3,689,482)   (3,689,482)
                     ----------   -------   -----------   -----------   -------  ----------   --------   ------------   -----------
Balance at
 June 30, 1999       12,954,952   $12,956   $ 2,873,668   $ 1,359,900   $     0  $3,008,288   $  7,490   $ (5,170,828)  $ 2,091,474
                     ==========   =======   ===========   ===========   =======  ==========   ========   ============   ===========

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Consolidated Statements of Stockholder's Equity (Deficiency in Assets) - Unaudited
For the six Months Ended June 30, 1999 and 2000 - Continued
BEVERLY HILLS LTD., INC.

                                                            Paid in Capital
                          Common Stock      ----------------------------------------------- Accumulated
                     --------------------   (Discount                                          Other
                       No. of                on Common      (Stock                 (Stock  Comprehensive  Accumulated
                       Shares      Amount      Stock)       Options)   (Warrants)  Payable)    Income      (Deficit)       Total
                     ----------   -------   -----------   -----------   -------   ---------   --------   ------------   -----------
Balance at
 January 1, 2000     15,123,042   $15,124   $ 7,698,283   $ 1,838,900   $   -0-   $ 263,275   $ 11,567   $ (9,619,239)  $   207,910

January 2000,
 stock issued
 for services            60,000        60        59,940           -0-       -0-     (60,000)       -0-            -0-             0

January 2000,
 stock issued
 for services             6,575         7         6,569           -0-       -0-      (6,576)       -0-            -0-             0

January 2000,
 stock issued
 to retire debt          36,340        36       181,664           -0-       -0-    (181,700)       -0-            -0-             0

February 2000,
 stock issued
 for acquisition        250,000       250       749,750           -0-       -0-         -0-        -0-            -0-       750,000

February 2000,
 warrants issued
 attached to notes
 payable                    -0-       -0-           -0-           -0-    11,250         -0-        -0-            -0-        11,250

April 2000,
 stock issued
 for working capital    150,000       150       299,850           -0-       -0-         -0-        -0-            -0-       300,000

June 2000,
 stock issued
 for services           600,000       600     1,589,400           -0-       -0-         -0-        -0-            -0-     1,590,000

Options issued in
 the period
 ended June 30, 2000        -0-       -0-           -0-     1,303,800       -0-         -0-        -0-            -0-     1,303,800

Options exercised
 in the period
 ended June 30, 2000    180,467       180     1,032,120    (1,032,300)      -0-         -0-        -0-            -0-             0

Stock outstanding
 in exchange
 for services at
 June 30, 2000              -0-       -0-           -0-           -0-       -0-     511,317        -0-            -0-       511,317

Foreign currency
 translation
 adjustment                 -0-       -0-           -0-           -0-       -0-         -0-    (36,723)           -0-       (36,723)

Net loss for the
 six months ended
 June 30, 2000              -0-       -0-           -0-           -0-       -0-         -0-        -0-     (3,595,175)   (3,595,175)
                     ----------   -------   -----------   -----------   -------   ---------   --------   ------------   -----------
Balance at
 June 30, 2000       16,406,424   $16,407   $11,617,576   $ 2,110,400   $11,250   $ 526,316   $(25,156)  $(13,214,414)  $ 1,042,379
                     ==========   =======   ===========   ===========   =======   =========   ========   ============   ===========

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Statements of Cash Flows
BEVERLY HILLS LTD., INC.
                                                                                 For Six Months Ended
                                                                                        June 30,
                                                                   ---------------------------------------------------
                                                                         2000                               1999
                                                                   ----------------                   ----------------
                                                                      Unaudited                          Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $     (3,595,175)                  $     (3,689,482)
   Adjustments to reconcile net loss
      to net cash used by operating activities:
         Common stock issued for services                                 1,924,800                            347,110
         Common stock rights issued for services                          1,273,367                          1,893,200
         Amortization & depreciation                                        616,237                            334,200
         Foreign currency translation adjustment                            (36,723)                             7,490
         Decrease (increase)  in:
            Accounts receivable                                            (124,217)                          (411,209)
            Due from affiliates                                              25,000                             (6,916)
            Inventory                                                        66,103                             89,564
            Other assets, current                                        (1,255,966)                           (79,758)
            Other assets, noncurrent                                        183,950                            357,545
         Increase in:
            Accounts payable and accruals                                   (69,768)                            27,095
            Accrued interest                                                117,447                            (58,252)
            Other liabilities                                               314,095                           (500,961)
                                                                   ----------------                   ----------------
               Total adjustments                                          3,034,325                          1,999,108
                                                                   ----------------                   ----------------
                  Net cash used by operating
                     activities                                            (560,850)                        (1,690,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                    (44,505)                          (497,251)
   Acquisition of subsidiaries                                                    0                           (250,000)
                                                                   ----------------                   ----------------
                  Net cash used by investing
                      activities                                            (44,505)                          (747,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit - net                                      (379,453)                           269,726
   Proceeds from loans                                                      480,050                          1,192,518
   Proceeds from issuance of common stock rights                            218,200                                  0
   Proceeds from issuance of common stock                                   300,000                          1,177,000
                                                                   ----------------                   ----------------
                  Net cash provided by
                       financing activities                                 618,797                          2,639,244
                                                                   ----------------                   ----------------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                             13,442                            201,619
CASH AND CASH EQUIVALENTS ( OVERDRAFT)
     AT THE BEGINNING OF PERIOD                                              34,692                            (41,310)
                                                                   ----------------                   ----------------
CASH AND CASH EQUIVALENTS
     AT THE END OF THE PERIOD                                      $         48,134                   $        160,309
                                                                   ================                   ================

The Notes to Consolidated Financial Statements are an integral part of these Statements.

Statements of Cash Flows - Continued
BEVERLY HILLS LTD., INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                 For Six Months Ended
                                                                                        June 30,
                                                                   ---------------------------------------------------
                                                                         2000                               1999
                                                                   ----------------                   ----------------
                                                                      Unaudited                          Unaudited

INTEREST PAID                                                      $         62,209                   $        112,175
                                                                   ================                   ================

ACQUISITION OF SUBSIDIARIES
                                           During the six months ended June 30, 1999
                                                Pro's Edge          Golf Shoes          Focused              Total
                                           ------------------ ------------------- ------------------ -------------------
  Goodwill                                 $          176,007 $           786,995 $        2,490,512 $         3,453,514
  Assets acquired                                     160,782             457,438            546,147           1,164,367
  Liabilities acquired                               (136,789)           (344,433)          (379,959)           (861,181)
  Stock to be issued                                      -0-            (665,000)        (2,656,700)         (3,321,700)
  Notes payable issued                                    -0-            (185,000)               -0-            (185,000)
                                           ------------------ ------------------- ------------------ -------------------
  Net cash                                 $          200,000 $            50,000 $                0 $           250,000
                                           ================== =================== ================== ===================

                                           During the six months ended June 30, 2000

                                                                                        Keynote
                                                                                  ------------------
  Goodwill                                                                        $          749,500
  Assets acquired                                                                                500
  Liabilities acquired                                                                           -0-
  Stock issued                                                                              (750,000)
  Notes payable issued                                                                           -0-
                                                                                  ------------------
  Net cash                                                                        $              -0-
                                                                                  ==================

The Notes to Consolidated Financial Statements are an integral part of these Statements.

                   Notes to Consolidated Financial Statements
                            BEVERLY HILLS LTD., INC.
                                  JUNE 30, 2000

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

         Property and Equipment

All property and equipment is recorded at cost and depreciated over their estimated useful lives, which is three years for computers and website development costs, five to ten years for furniture and equipment and ten years for leasehold improvements, using the straight-line method. Depreciation expense for the six months ended June 30, 2000 and 1999 totaled $135,993 and $61,898, respectively. For the three months ended June 30, 2000 and 1999, depreciation expense was $72,139 and $61,659, respectively.

         Investment

The Company has a less than twenty percent investment in the equity of an investee. The Company accounts for the investment using the cost method.

         Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method.

         Goodwill

Goodwill is amortized on the straight-line basis over four years. Amortization expense of goodwill for the six months ended June 30, 2000 and 1999 was $480,244 and $272,302, respectively. For the three months ended June 30, 2000 and 1999, amortization expense of goodwill was $273,640 and $232,177, respectively.

         Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred income taxes are recorded to reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income taxes.

         Prepaid Advertising

Prepaid advertising consists of advertising, valued by the advertising agency at $2,011,250, that was purchased by the Company in exchange for 250,000 shares of common stock. The market value at July 30, 1999 was $7.56 per share. The contract was valued and recorded at the stock price which gave a total value of $1,890,625. Advertising is expensed when the advertisement is first run. During the six months ended June 30, 2000 and 1999, the Company expensed $116,757 and zero, respectively, of advertising expense associated with the prepaid advertising. For the three months ended June 30, 2000 and 1999, the Company expensed $44,500 and zero, respectively, of advertising expense associated with the prepaid advertising. The advertising can be used by the Company at any time.

On November 15, 1999 Beverly Hills Ltd., Inc. entered into an advertising agreement whereby the Company was to issue 600,000 shares of stock in exchange for advertising valued by the advertising agency at $2,400,000. The Company recorded the transaction as prepaid advertising worth $1,590,000, which was equal to the market price of the stock at the date of the contract. The market price of the stock on November 15, 1999 was $2.65 per share. During the six months ended June 30, 2000 and 1999, the Company expensed $216,777 and zero, respectively, of the prepaid advertising cost. During the three months ended June 30, 2000 and 1999, the Company expensed $103,131 and zero, respectively, of the prepaid advertising cost. The advertising can be used by the Company at any time.

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

         Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS is computed in the same manner, except the number of weighted average shares outstanding is adjusted for the number of additional common shares that would have been outstanding if the potential common shares had been issued. The following table represents the earnings per share calculations for the six months ended June 30, 2000 and 1999.

                                                                        Per
                                   Net                                  Share
                                   Loss             Shares              Amount
                               -----------       -----------           -------
June 30, 2000
   Basic earnings per share    $(3,595,175)       15,570,831           $  (.23)
   Dilutive securities                 -0-         1,770,622               .02
                               -----------       -----------           -------

   Diluted earnings per share  $(3,595,175)       17,341,453           $  (.21)
                               ===========       ===========           =======

June 30, 1999
   Basic earnings per share    $(3,689,482)       12,653,099           $  (.29)
   Dilutive securities                 -0-         1,126,500               .02
                               -----------       -----------           -------

   Diluted earnings per share  $(3,689,482)       13,779,599           $  (.27)
                               ===========       ===========           =======

The following table represents the earnings per share calculations for the three months ended June 30, 2000 and 1999.

                                                                        Per
                                   Net                                  Share
                                   Loss             Shares              Amount
                               -----------       -----------           -------
June 30, 2000
   Basic earnings per share    $  (963,659)       15,920,331           $  (.06)
   Dilutive securities                 -0-         1,133,500               .01
                               -----------       -----------           -------

   Diluted earnings per share  $  (963,659)       17,053,831           $  (.05)
                               ===========        ==========           =======

June 30, 1999
   Basic earnings per share    $(2,749,780)       13,269,952           $  (.21)
   Dilutive securities                 -0-           341,293               .01
                               -----------       -----------           -------

   Diluted earnings per share  $(2,749,780)       13,611,245           $  (.20)
                               ===========       ===========           =======


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

Note C - Advances and Loans Payable to Stockholders and Others

Stockholders of the Company, officers and affiliates of the Company made multiple loans to the Company to fund working capital. Loans in the amount of $393,257 and $537,968 at June 30, 2000 and December 31, 1999, respectively, have no stated interest rate and are due on demand.

On March 1, 2000 a director of the company loaned the Company $100,000 on a short term note due on May 1, 2000 with ten percent interest. Currently the Company has not repaid the note and since May 1, 2000 the note has been accruing interest at the rate of fifteen percent. The note is secured by the assets of the Company. The director has not called the note as of the present date. Accrued interest on this note at June 30, 2000 was $4,126.

On April 5, 2000, an affiliated party loaned the Company $100,000 on a short term note due on July 5, 2000 with nine percent interest. The note is secured by certain assets of the Company. Currently, the Company has not repaid the note. The affiliated party has not called the note as of the present date. Accrued interest on this note at June 30, 2000 was $2,115.

A stockholder of the Company loaned the Company $498,871 at June 30, 2000 and December 31, 1999. These loans are secured by the assets of the Company. The notes accrue interest at ten percent per annum. Interest is due monthly. The balance of accrued interest at June 30, 2000 and December 31, 1999 was $52,673 and $31,638. The note plus accrued interest is due on January 31, 2002, or upon an event of default, as defined, or a private placement or public offering.

The Company had loans from two stockholders in the amounts of $200,000 and $258,437 as of June 30, 2000, of which $200,000 and $140,000, respectively, was outstanding at December 31, 1999. Both accrue interest at ten percent per annum. At June 30, 2000, the balance of accrued interest was $24,630 and $20,767, respectively. At December 31, 1999, the balance of accrued interest was $14,685 and $8,888, respectively. The loans are due on October 5, 2001 and July 14, 2001.

On April 12, 2000, the Company paid off an existing line of credit, including interest thereon, by issuing a $400,000 note to the lender, who is a stockholder of the Company. The note was originally due on May 31, 2000, but has been extended to September 29, 2000. The interest rate is 18% per annum. At June 30, 2000, the balance of the accrued interest was $5,902. The amount outstanding under the line of credit at December 31, 1999 was $353,496 and accrued interest of $34,928.

Note D - Lines of Credit

Golf Shoes Plus has a line of credit with a bank that provides a credit commitment of $75,000 available for working capital in the ordinary course of business. The outstanding balance bears interest at eight and three-quarters percent and is personally guaranteed by an officer of the Company. The Company's borrowings against this commitment was $44,067 at June 30, 2000 and $70,044 at December 31, 1999.

Note E - Notes Payable

The Company had the following notes payable:

                                                         June 30,   December 31,
                                                           2000        1999
                                                        ----------   ----------
Installment note payable for working capital. The note
  is secured by assets of the Company and accrues
  interest at 10% with balance due January 31, 2002.
  The commitment is through an institution that is
  wholly-owned by the majority stockholder.             $1,903,276   $1,481,158

At June 30, 2000, the Company had an unsecured
  commercial loan from a bank. Monthly payments of
  $1,250 plus interest at 1% plus the bank's prime rate
  plus 1% with final payment due August 13, 2002.              297       38,752

At June 30, 2000, the Company had a note payable to a
  financial institution. The note is secured by
  equipment and a personal guarantee of an officer of
  the Company. The note is payable in monthly principal
  and interest installments with final payment due
  March, 2003. The interest rate is 9%.                     34,101       31,151
                                                        ----------   ----------
                                                         1,937,674    1,551,061

Current portion                                              9,736       21,863
                                                        ----------   ----------
Long-term portion                                       $1,927,938   $1,529,198
                                                        ==========   ==========

Future maturities of long-term debt are as follows:

                  Year Ending
                   March  31,                             Amount
                   ----------                             ------
                    2001                                $    9,736
                    2002                                 1,919,843
                    2003                                     6,746
                    2004                                     1,349
                                                        ----------
                                                        $1,937,674
                                                        ==========

Note F - Stock Restrictions

Certain shares of common stock have been issued to officers or employees of the Company. These shares are considered restricted and cannot be sold for two years. Restricted shares totaled 11,472,585 at June 30, 2000 and 11,014,033 at December 31, 1999.

Note G - Related Party Transactions

The Company had receivables from affiliated companies that are owned by officers of the subsidiaries at June 30, 2000 in the amount of $40 and December 31, 1999 in the amount of $7,564 which are included in accounts receivable.

On January 20, 2000 the Company issued 36,340 shares of its stock valued at $5 per share to various creditors, some of whom are affiliates, of Global Golf, Ltd. The transaction was recorded as an intercompany loan of $181,700 from Beverly Hills Ltd., Inc. to its subsidiary, Focused Media Ltd., which owns Global Golf Ltd.

On April 26, 2000, two employees of the Company, who were also former directors, agreed to accept shares of the Company's stock as payment for amounts owed them totaling $288,117. Accordingly, the company agreed to issue 288,117 restricted shares of the Company's stock valued in the transaction at $1.00 per share. The market price of the Company's stock on April 26, 2000 was $.90. The transaction was recorded as a reduction in liabilities and an increase in equity. The shares were issued on July 26, 2000.

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

A summary of the Company's outstanding stock options at June 30, 2000 and December 31,1999 and the changes during the respective periods then ended is as follow.

                                  June 30, 2000             December 31, 1999
                              -----------------------    ----------------------
                               Exercise                   Exercise
                                Shares        Price        Shares      Price
                                ------        -----        ------      -----
Outstanding at beginning
  of period                    3,370,900    $.05-8.01          -0-    $    -0-

Granted                          475,000    1.50-2.00    3,370,900    .05-7.00

Vested                            50,000         5.00

Exercised                       (165,000)         .05          -0-
                               ---------                ----------
At end of period               3,730,900     .05-8.01    3,370,900    .05-7.00
                               ---------    ---------   ----------
Exercisable at June 30, 2000   3,630,900    $.05-8.01
                               =========    =========

In accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to record compensation cost under Accounting Principles Board Opinion (APB) No. 25 and, accordingly, does not recognize compensation cost for options granted at or above market value of the related stock. The Company had outstanding stock options payable, net of exercised options, of $2,110,400 and $1,838,900 at June 30, 2000 and December 31, 1999, respectively, which represent the value of options issued below fair market value.

Note I - Commitments and Contingencies

         Litigation

The Company, Marc Barhonovich, Steven Velte and Michael Hanlon, an officer of Global Golf, are defendants in an action pending in the United States District Court for the Northern District of Georgia brought by NBC Sports International Limited. The parties have settled this matter and it will be dismissed upon the Company fully performing its obligations under the terms of the settlement agreement. The Company is required to pay a remaining $400,000 for advertising they had used in connection with an earlier agreement with CNBC Sports International Limited. Through June 30, 2000 the Company had paid $376,000 to CNBC leaving a balance accrued of $24,000 still owing at that time. Subsequent to June 30, 2000 the remaining balance of $24,000 has been paid.

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

On January  26,  1999,  the Company  concluded  its  acquisitions  of two of its present  subsidiaries,  Golf Shoes Plus,  Inc.  and Pro's Edge  Wholesale,  Inc.
(respectively, GSP and PEW) from their former stockholder, Randall J. (Hap) Personett. The Company has certain outstanding obligations, in cash and also, possibly, additional (restricted) shares of the Company's common stock, representing the balance of the consideration which it agreed to pay for GSP. The Company believes the cash The Company believes the cash portion of its remaining obligation to Mr. Personett for the acquisition of GSP to be in the approximate amount of $185,000. The Company and Mr. Personett agree that the number of additional shares of the Company's common stock to which Mr. Personett is entitled totaled 232,335 shares. These shares were issued to Mr. Personett on July 26, 2000.

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

Note K - Subsequent Events

On May 12, 2000, the Company assumed the lease of two golf stores at an airport location. They also obtained the rights to open golf stores in other airports. They also assumed the inventory line of credit not to exceed $150,000 in exchange for the lease agreement and rights, Beverly Hills has agreed to exchange one and one-half percent of the stock of Focus Media Limited. The Company also agreed to issue 250,000 shares of restricted stock. The restriction will be lifted at the rate of 62,500 shares for every three months the agreement is in effect. The agreement may be terminated if the Company does not secure a minimum of $2,500,000 in funding by July 31, 2000. The Company has not taken possession of assets as of the date of expiration of the agreement. The Company may still acquire the assets in the near term.

On May 12, 2000, the Company agreed to purchase logos to be used in connection with merchandise sold at the golf stores discussed above. The Company has agreed to exchange one and one-half percent ownership in Focus Media Limited. The Company also agreed to issue 250,000 shares of restricted stock. The restriction will be lifted at the rate of 62,500 shares for every three months the agreement is in effect. The agreement may be terminated if the Company does not secure a minimum of $2,500,000 in funding by July 31, 2000. The Company has not taken possession of assets as of the date of expiration of the agreement. The Company may still acquire the assets in the near term.

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

         In addition to the other risks described elsewhere in this report, important factors to consider and evaluate in such forward-looking statements include:

         o changes in the external competitive market factors or in our internal budgeting process which might impact our results of operations;
         o        unanticipated working capital or other cash requirements; and
         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our targeted market.

         In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this report, we cannot give assurance that the forward-looking statements contained in this report will in fact transpire.

OVERVIEW

Revenues for the three months ended June 30, 2000 were approximately $410,000 compared to $431,000 for the three months ended June 30, 1999 and for the six months ended June 30, 2000 revenues were approximately $939,000 compared to $707,000 for the like period in 1999. The decrease in revenues for the three month period was due to the repositioning of inventories to accommodate the new emphasis on internet sales by our golf related entities. The increase in revenues for the six month period is attributed to the Golf outlets being open the full six months in 2000 whereas, they were acquired in at the end of January last year and the 1999 figure only includes five months' revenue.

Cost of sales for the three months ended June 30, 2000 was approximately $272,000 compared to $234,000 for the three months ended June 30, 1999 and for the six months ended June 30, 2000 cost of sales was approximately $617,000 compared to $382,000 for the six months ended June 30, 1999. Cost of sales consists of cost of hard goods sold through Golf Shoes Plus's retail outlets and the internet and through Pro's Edge Wholesale's outlet. The increased cost of sales reflects the repositioning of inventories to accommodate the internet and the disposition of our stale inventories.

Advertising costs were approximately $331,000 for the three months ended June 30, 2000 compared to $179,000 for the same period of 1999 and for the six months ended June 30, 2000, advertising costs were approximately $716,000 compared to $286,000 for the like period in 1999, increases of $152,000 and $430,000 respectively. Of the $430,000 increase, approximately $334,000 is attributable to the use of prepaid advertising for which stock was issued. The prepaid advertising is radio and magazine advertising and public relations promotions intended to build name recognition for the Beverly Hills and Global Golf names.

Amortization and depreciation costs were approximately $346,000 for the three months ended June 30, 2000 compared to $294,000 for the three months ended June 30,1999 and for the six months ended June 30, 2000 amortization and depreciation totaled approximately $616,000 compared to $334,000 for the six months ended June 30, 1999, increases of $51,000 and $282,000 respectively. The increase in amortization and depreciation is primarily due to the amortization of goodwill (approximately $41,000 for the three month periods and approximately $208,000 for the six month periods) generated by the acquisitions completed during 1999. We expect amortization of goodwill to increase as additional acquisitions are closed. Our policy is to amortize goodwill over four years. The remaining increases (approximately $10,000 for the three month periods and $74,000 for the six month periods) represents the amortization of website development costs and the depreciation of office equipment and store fixtures at the various locations.

Professional fees were approximately $17,000 and $277,000, respectively, for the three months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, professional fees were approximately $1,130,000 and $519,000, respectively. For the six months ended June 30, 2000 and 1999, $675,000 and $133,000, respectively, was paid with stock. The increase is attributable to legal and accounting fees incurred, primarily in the first quarter of 2000, in connection with the 1999 audit, related SEC filings, the Keynote acquisition and costs associated with raising additional working capital.

Approximately $100,000 of bad debt expense for the six months ended June 30, 2000 is due to the establishment of a reserve against an amount due from "The Golfer" magazine.

Compensation expense for the three months ended June 30, 2000 was approximately $297,000 compared to approximately $1,985,000 for the three months ended June 30, 1999. For the six months ended June 30,2000, compensation expense was approximately $966,000 compared to approximately $2,567,000 for the six months ended June 30, 1999. The decline from the prior year is primarily attributable to a reduction in stock based compensation of approximately $1,590,000. Staffing reductions at corporate and at the Charity Auction division in the first six months of 2000 were able to offset the increases experienced at the other subsidiaries. The increases at the subsidiary level reflect a full six months of operating results in 2000 versus only five months of operating results for Golf Shoes Plus and Pro's Edge Wholesale and only three months of operating results at Focused Media in the first six months of 1999.

Interest expense for the three months ended June 30, 2000 was approximately $99,000 compared to approximately $34,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 interest expense was approximately $180,000 compared to $54,000 for the six months ended June 30, 1999. These increases are attributable to the increase in our notes payable issued for working capital and to higher interest rates.

The remaining operating costs were approximately $12,000 for the three months ended June 30, 2000 as compared to $177,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 other operating costs were approximately $210,000 compared to $255,000 for the six months ended June 30, 1999. Costs included herewith are: insurance, rent, travel & entertainment, utilities, and miscellaneous other. The decrease is mostly attributable to the operating subsidiaries and the settlement of certain liabilities for lesser amounts, the effect of which is reflected in miscellaneous expense.

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

Beverly Hills had a negative cash flow from operations of approximately $561,000, and $1,690,000 for the six months ended June 30, 2000 and 1999, respectively. The change is primarily due to the increase in the issuance of common stock and common stock rights for services in the six months ended June 30, 2000. The change in cash flow from investing activities from approximately $(747,000) in the six months ended June 30, 1999 to $(45,000) in the six months ended June 30, 2000 is due to the acquisition of subsidiaries for cash and to the investment in website development for the Charity Auction and for Global Golf in 1999. Cash
flow generated by financing activities decreased from approximately $2,639,000 in the six months ended June 30, 1999 to $619,000 for the six months ended June 30, 2000. This was primarily because there were fewer issuances of common stock and notes payable in the first six months of 2000. Substantial additional cash will be required to implement our business plan.

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

         No change from prior filing.

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

Dated:   August 21, 2000                       BEVERLY HILLS LTD, INC.



                                               By: /s/ Marc Barhonovich
                                                   ----------------------------
                                                   Marc Barhonovich, President